Form 10-Q
period 2014-06-30
TUBEMOGUL INC
filed 2014-08-27
CIK 1449278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36543

TubeMogul, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0633881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 53rd Street, Suite 1 Emeryville, California	94608
(Address of principal executive offices)	(Zip code)

(510) 653-0126

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. As of August 15, 2014, the registrant had 29,777,922 shares of common stock, $0.001 par value per share, outstanding.

Report Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TUBEMOGUL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$19,475	$24,850
Accounts receivable, net of allowance for doubtful accounts	46,920	65,143
Prepaid expenses and other current assets	1,420	1,222
Total current assets	67,815	91,215
Deferred tax assets	468	468
Property, equipment and software, net	1,467	3,042
Deferred offering costs	129	2,141
Restricted cash	334	742
Other assets	402	410
Total assets	$70,615	$98,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,032	$24,695
Accrued liabilities	34,414	26,931
Convertible note	419	446
Current portion of note payable, net of discount	1,416	1,452
Convertible preferred stock warrant liability	684	516
Deferred revenue	467	968
Deferred tax liabilities	468	468
Line of credit	—	11,800
Total current liabilities	41,900	67,276
Deferred rent	97	375
Note payable, net of current portion and discount	1,363	627
Total liabilities	43,360	68,278
Stockholders’ equity:
Convertible preferred stock:
Series A; $0.001 par value; 4,177,390 shares authorized; 2,088,704 issued and outstanding; aggregate liquidation preference of $2,532	2	2
Series A-1; $0.001 par value; 7,847,028 shares authorized; 3,846,357 shares issued and outstanding; aggregate liquidation preference of $3,365	4	4
Series B; $0.001 par value; 10,298,658 shares authorized; 5,149,330 issued and outstanding; aggregate liquidation preference of $10,000	5	5
Series C; $0.001 par value; 8,851,871 shares authorized; 4,425,939 shares issued and outstanding; aggregate liquidation preference of $28,658	5	5
Common stock; $0.001 par value; 62,000,000 shares authorized; 6,674,757 and 6,958,437 shares issued and outstanding as of December 31, 2013 and June 30 2014, respectively	7	7
Additional paid-in capital	46,116	47,414
Accumulated deficit	(18,841)	(17,524)
Accumulated other comprehensive loss	(43)	(173)
Total stockholders’ equity	27,255	29,740
Total liabilities and stockholders’ equity	$70,615	$98,018

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
Revenue:
Platform Direct	$3,976	$11,567	$6,288	$20,815
Platform Services	8,665	17,148	15,933	29,926
Total revenue	12,641	28,715	22,221	50,741
Cost of revenue	4,288	9,108	7,680	15,323
Gross profit	8,353	19,607	14,541	35,418
Operating expenses:
Research and development	2,804	4,940	5,150	8,748
Sales and marketing	5,301	8,285	9,417	16,214
General and administrative	2,352	4,704	3,827	9,142
Total operating expenses	10,457	17,929	18,394	34,104
(Loss) Income from operations	(2,104)	1,678	(3,853)	1,314
Other (expense) income, net:
Interest expense, net	(45)	(79)	(93)	(120)
Change in fair value of convertible preferred stock warrant liability	(20)	449	(19)	168
Foreign exchange (loss) gain	(417)	128	(511)	92
Other (expense) income, net	(482)	498	(623)	140
Net (loss) income before income taxes	(2,586)	2,176	(4,476)	1,454
Provision for income taxes	(20)	(92)	(34)	(137)
Net (loss) income	$(2,606)	$2,084	$(4,510)	$1,317
Net (loss) income attributable to common stockholders, basic and diluted	$(2,606)	$369	$(4,510)	$—
Net (loss) income per share attributable to common stockholders:
Basic	$(0.39)	$0.05	$(0.68)	$—
Diluted	$(0.39)	$0.01	$(0.68)	$—
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	6,609,434	6,939,232	6,599,316	6,867,271
Diluted	6,609,434	25,766,430	6,599,316	25,683,673

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
Net (loss) income	$(2,606)	$2,084	$(4,510)	$1,317
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(10)	(93)	(8)	(130)
Comprehensive (loss) income	$(2,616)	$1,991	$(4,518)	$1,187

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months
	Ended
	June 30,
	2013	2014
Cash flows from operating activities:
Net (loss) income	$(4,510)	$1,317
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	94	308
Loss (gain) on change in value of convertible preferred stock warrant liability	19	(168)
Provision for doubtful accounts	(24)	517
Provision for credit memos	—	1,060
Stock-based compensation expense	231	1,048
Changes in operating assets and liabilities:
Accounts receivable	(1,347)	(19,800)
Prepaid expenses and other current assets	(2,237)	198
Other assets	(9)	(8)
Accounts payable	(2,554)	20,663
Accrued liabilities	8,225	(7,483)
Deferred rent	(3)	278
Deferred revenue	(124)	501
Deferred offering costs	—	(2,012)
Deferred tax liabilities	60	—
Net cash used in operating activities	(2,179)	(3,581)
Cash flows from investing activities:
Restricted cash	—	(408)
Purchases of property, equipment and software	(819)	(1,883)
Net cash used in investing activities	(819)	(2,291)
Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock, net of issuance cost	10,913	—
Repayments on notes payable	(667)	(700)
Proceeds from line of credit	—	11,800
Proceeds from issuance of convertible note	212	27
Proceeds from options exercised	2	250
Net cash provided by financing activities	10,460	11,377
Effect of exchange rate changes	(8)	(130)
Net increase in cash and cash equivalents	7,454	5,375
Cash and cash equivalents, beginning of period	19,670	19,475
Cash and cash equivalents, end of period	$27,124	$24,850
Supplemental disclosures:
Cash paid for interest	$94	$122
Deferred offering costs recorded in accounts payable and accrued liabilities	$—	$629

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data and where otherwise noted)

1. The Company and its Significant Accounting Policies

The Company

TubeMogul, Inc. (the Company), a Delaware corporation, is an enterprise software company for digital branding. The Company’s customers include many of the world’s largest brands and their media agencies.

The Company’s headquarters are in Emeryville, California and it has offices in Chicago, Detroit, Kiev, London, Los Angeles, New York, Shanghai, Singapore, Sydney, Tokyo, and Toronto.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include allowances for doubtful accounts and credit memos, useful lives for depreciation and amortization, loss contingencies, valuation of deferred tax assets, provisions for uncertain tax positions, capitalization of software costs and assumptions used for valuation of stock-based compensation and convertible preferred stock warrant liability. Actual results could differ from those and other estimates.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s prospectus dated July 17, 2014, filed with the SEC on July 18, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933. There have been no changes to the Company’s significant accounting policies described in the prospectus that have had a material impact on the Company’s condensed consolidated financial statements and related notes. All of the share amounts, share prices, exercise prices and other per share information throughout these condensed consolidated financial statements have been adjusted to reflect a 2-for-1 reverse stock split that was effected on April 14, 2014.

The consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, the Company’s comprehensive (loss) income and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2014 or any other period.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue related to the utilization of its advertising platform. Revenue is recognized when persuasive evidence of an arrangement exists, service has been provided to the customer, collection of the fees is reasonably assured, and fees are fixed or determinable. Arrangements with customers do not provide the customer with the right to take possession of the software or platform at any time. The Company generates revenue from its platform through its Platform Direct and Platform Services offerings. Revenue for both Platform Direct and Platform Services is recognized when the advertisement is displayed. The Company’s arrangements are cancellable by the customer as to any unfulfilled portion of a campaign without penalty. Media is purchased on the Company’s platform on a real-time basis and purchasing ceases upon cancellation. In the Company’s Platform Services arrangements once the advertising is delivered in accordance with the terms of the insertion order, the related amounts earned for such advertising delivery are non-refundable.

The Company’s Platform Direct arrangements are evidenced by signed contracts. The Platform Services arrangements are evidenced through direct insertion orders. Revenue is recognized during the period in which the advertising is delivered. The Company also maintains processes to determine the collectability of amounts due from customers. To the extent any of the revenue recognition criteria are not met, the Company defers revenue.

Amounts that have been invoiced for services are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria outlined above have been met. In instances where customers prepay, the Company will defer recognition of revenue until the criteria outlined above are met and actual ads have been delivered during the period based on the terms specified in the agreement with the customer.

In accordance with ASC Topic 605, Revenue Recognition, paragraph 45-1, the Company recognizes revenue on a gross or net basis for each model based on its determination as to whether the Company is acting as the principal in the revenue generation process or as an agent.

Indicators that an entity is acting as a principal include: (a) the entity has the primary responsibility (primary obligor) for providing the goods or services to the customer or for fulfilling the order; (b) the entity has inventory risk before or after the customer order; (c) the entity has latitude in establishing prices, either directly or indirectly; and (d) the entity bears the customer’s credit risk for the amount receivable from the customer.

Indicators that an entity is acting as an agent exist when it does not have exposure to the significant risks and rewards associated with the sale of goods or the rendering of services. One key feature indicating that an entity is acting as an agent is that the amount the entity earns is predetermined, being either a fixed fee per transaction or a stated percentage of the amount billed to the customer.

Platform Direct — Platform Direct provides customers with self-serve capabilities for real-time media buying, serving, targeting, optimization and brand measurement. The Company enters into contracts with customers under which fees earned by the Company are based on a utilization fee that is a percentage of media spend through the platform as well as fees for additional features offered through the Company’s platform. These features are delivered concurrently with the related advertising. Due to the fact that the features are delivered concurrently, the Company does not allocate revenue between the two elements.

The Company recognizes revenue for Platform Direct on a net basis primarily based on the Company’s determination that it is not deemed to be the primary obligor, does not have inventory risk as the customer chooses the inventory to purchase on a real-time basis, the actual cost of the campaign is determined by the customer through the real-time bidding process, through management of the campaign the customer can define supplier preferences or specific suppliers from a list the Company maintains, and the amount earned by the Company is fixed based on a percentage of the media spend of a customer’s campaign.

Platform Services — Platform Services provide customers the opportunity to utilize the Company’s platform on a managed service basis, whereby the Company delivers digital video advertisements based upon a pre-agreed set of fixed objectives with an advertiser or agency. The Company enters into customer agreements through discrete binding insertion orders with fixed price commitments which are determined prior to the launch of an advertising campaign.

For Platform Services, the Company recognizes revenue on a gross basis primarily based on the Company’s determination that it is subject to the risk of fluctuating costs from its media vendors, has latitude in establishing prices with its customer, has discretion in selecting media vendors when fulfilling a customer’s campaign, and has credit risks.

Cost of Revenue

Cost of revenue is comprised primarily of media costs. Media costs consist of advertising impressions the Company purchases from sources of advertising inventory in connection with its Platform Services offering. The Company typically pays for these impressions on a cost per thousand impression (CPM) basis. Cost of revenue also includes technical infrastructure costs which include the cost of internal and third-party servers and related services, internet access costs and amortization of internal use software development costs on revenue-producing technologies.

Capitalized Internal-Use Software Development Costs

For web site development costs and development costs related to the Company’s platform, the Company capitalizes qualifying computer software costs which are incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred to research and development. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $233 and $113 in internal-use software development costs related to platform enhancement and website development cost during the three months ended June 30, 2013 and 2014, respectively, and $433 and $302 during the six months ended June 30, 2013 and 2014, respectively. These costs are included in property, equipment and software, net on the consolidated balance sheets. Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally three years. Costs for research and development efforts have been expensed as incurred and relate primarily to payroll costs incurred in the development of the platform.

Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of short-term money market instruments. Amounts held on deposit at financial institutions may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. To date, the Company has not experienced any losses on such deposits.

Restricted Cash

Restricted cash at December 31, 2013 and June 30, 2014 represents cash restricted for the Company’s irrevocable standby letters of credit in the amount of $334 and $742, respectively for the benefit of certain of the Company’s real property lessors.

Accounts Receivable

Accounts receivable are stated at net realizable value. The Company provides an allowance for doubtful accounts based on management’s evaluation of outstanding accounts receivable. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. The Company analyzes specific accounts receivable, historical bad debts, customer concentrations, current economic trends, and changes in the customer payment terms when evaluating the adequacy of the allowance for bad debts. Accounts receivable are written off when no future collection is possible. As of June 30, 2014, no significant receivables have been written off.

Many of the Company’s contracts with advertising agencies provide that if the brand (i.e., the agency’s customer) does not pay the agency, the agency is not liable to the Company and the Company must seek payment from the brand. Accordingly, the Company considers the creditworthiness of the brand in establishing its allowance for doubtful accounts. However, since inception, the Company has not had to initiate collection efforts directly with any brands where the contract was with an advertising agency.

The following table presents the changes in the allowance for doubtful accounts:

	Year Ended	Six months Ended
	December 31,	June 30,
	2013	2014
Balance, beginning of period	$(350)	$(714)
Additions to allowance	(539)	(1,577)
Write offs, net of recoveries	175	782
Balance, end of period	$(714)	$(1,509)

Property, Equipment and Software, net

Property, equipment and software, net are carried at cost and are depreciated on the straight-line basis over their estimated useful lives of three to seven years. Repairs and maintenance are charged to expense as incurred, and improvements are capitalized. When the assets are sold or retired or otherwise disposed of, their cost and related accumulated depreciation and amortization are removed from the accounts with the resulting gain or loss reflected as an operating item in the accompanying consolidated statements of operations.

Leasehold improvements are amortized on a straight-line basis over the remaining term of the lease, or the useful life of the assets, whichever is shorter.

Construction in process mainly consists of leasehold improvements and furniture at the Company’s offices under construction, as well as server equipment that has not been placed in service as of June 30, 2014. Upon completion of construction and commencement of the use of the server, the assets will be depreciated over their useful lives.

Fair Value Measurement and Financial Instruments

The Company measures the fair value of its financial instruments in accordance with of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) for Fair Value Measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair values of all reported assets and liabilities that represent financial instruments, the Company uses the carrying market values of such amounts. The provision establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.

Unobservable inputs are inputs that reflect the Company’s assumptions as to what market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 — Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at December 31, 2013 and June 30, 2014, measured at fair value on a recurring basis:

	Financial Instruments at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents-money market	$19,475	$—	$—	$19,475
Liability:
Warrant Liability	$—	$—	$684	$684

	Financial Instruments at Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents-money market	$24,850	$—	$—	$24,850
Liability:
Warrant Liability	$—	$—	$516	$516

In fiscal year 2010, the Company issued a Series A-1 preferred stock warrant that contained a price protection clause that provides that the exercise price of the warrants is to be adjusted downwards upon the Company issuing Additional Stock (as defined in the warrant agreement) at more favorable pricing. As a result of this price protection clause, the Company determined that the warrant is not considered indexed to the Company’s own stock and as a result recorded the warrant as a liability measured at fair value at the time of issuance. The Company records “mark-to-market” adjustments each reporting period under other income expense, net. As the warrant’s fair value is based on significant inputs that are not observable in the market, they are categorized as Level 3. Changes in warrant liability (see Note 4) consisted of the following during:

	Year Ended	Six months Ended
	December 31,	June 30,
	2013	2014
Balance, beginning of period	$296	$684
Change in fair value of convertible preferred stock warrant liability	388	(168)
Balance, end of period	$684	$516

Since all carrying amounts of these investments approximate fair value, no other comprehensive income or loss has been recognized. There were no sales, purchases, settlements, or transfers in or out of Level 3 liabilities.

Other financial instruments not measured at fair value on the accompanying consolidated balance sheets at December 31, 2013 and June 30, 2014, but which require disclosure of their fair values include accounts receivable, accounts payable, accrued expenses and debt. The estimated fair values of such instruments at December 31, 2013 and June 30, 2014 approximated their carrying values. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s convertible preferred stock warrant:

	Fair Value	Fair Value		Significant
	at December 31,	at June 30,	Valuation	unobservable
	2013	2014	technique	input
Convertible preferred warrant liability	$684	$516	Monte Carlo Simulation	Value of underlying Series A-1 preferred stock, volatility, and expected term.

Sensitivity to Changes in Significant Unobservable Inputs

The significant unobservable inputs used in the fair measurement of the warrant are the volatility of the underlying stock value, expected term, and the value of the Company’s Series A-1 preferred stock. Significant increases (decreases) in these unobservable inputs in isolation could result in a significantly different fair value measurement.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss (NOL) and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce their deferred tax assets to the net amount that is more likely than not to be realized.

The Company utilizes a two-step approach to evaluate tax positions. Recognition, step one, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not (MLTN) to be sustained upon examination. The MLTN standard is met when the likelihood of occurrence is greater than 50%. Measurement, step two, is addressed only if step one is satisfied. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is MLTN to be realized upon ultimate settlement with tax authorities. If a position does not meet the MLTN threshold for recognition in step one, no benefit is recorded until the first subsequent period in with the MLTN standard is met, the issue is resolved with the tax authority, or the statute of limitations expires. Positions previously recognized are derecognized when the Company subsequently determines that the position is no longer MLTN to be sustained.

The Company recognizes interest and penalties related to income taxes in income tax expense.

Accounting for Impairment of Long-Lived Assets

The Company evaluates the recoverability of property, equipment and software and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group, based on discounted cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. There were no impairment charges recorded in any of the periods presented.

Advertising Costs

The Company’s policy is to expense all advertising costs as incurred. Advertising expense includes costs for user conferences, tradeshows, print marketing and design consulting. Advertising expense was $972 and $851 for the three months ended June 30, 2013 and 2014, respectively, and was $1.4 million and $1.6 million for the six months ended June 30, 2013 and 2014, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation

The Company’s stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value and calculating the fair value of share-based awards requires judgment, including estimating share price volatility, forfeiture rates, expected dividends, and expected life. The Company calculates the fair value of each restricted stock unit award to employees on the date of grant and to non-employees on each measurement date based on the fair value of its common stock. The Company calculates the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. For nonemployee consultants, the Company revalues the unvested options at each measurement period.

The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company’s current estimate of volatility is based on the volatility of comparable public companies. To the extent volatility of the Company’s stock price increases in the future, the Company’s estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation in future periods. The computation of expected lives was based on expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation. To the extent the Company revises this estimate in the future; its stock-based compensation could be materially impacted in the year of revision.

Segments

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information for the Company on a consolidated basis. The Company manages its business on the basis of one operating segment. The Company’s principal decision-making functions are located in the United States.

Earnings Per Share

The Company applies the two-class method for calculation and presenting earnings per share. Under the two-class method, net income is allocated between common units and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common units according to a pre-determined formula or a contractual obligation to share in the income of the entity. Basic net (loss) income per common unit is calculated by dividing the net income by the weighted-average number of common units outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. Due to the net losses for the three months ended June 30, 2013 and the six months ended June 30, 2013, there is no impact or change in presentation as a result of applying the two-class method.

Concentration of Risk

As of December 31, 2013, one customer accounted for 14% of outstanding gross accounts receivable. This customer is an advertising agency. There were no customers that accounted for more than 10% of revenue during the years ended December 31, 2013. Branches or divisions of an advertiser that operate under distinct contracts are generally considered as separate customers. In particular, the Company treats as separate customers different groups within global advertising agencies if they are based in different jurisdictions or with respect to which the Company negotiated and manages separate contractual relationships.

Three media vendors individually accounted for 26%, 18% and 12% of total media cost for the year ended December 31, 2013.

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchanges rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity, on the accompanying consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company’s consolidated financial statements for all periods presented.

Deferred Offering Costs

Deferred offering costs consisted primarily of direct incremental costs related to the Company’s initial public offering of its common stock. The Company recorded $129 and $2.1 million of deferred offering costs in other assets on the Company’s condensed consolidated balance sheets as of December 31, 2013 and June 30, 2014, respectively. Upon completion of the initial public offering (IPO), described in Note 12, subsequent to June 30, 2014, these amounts were offset against the proceeds of the offering.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard it will have on its consolidated financial statements and related disclosures.

Reclassifications

In 2014, the Company reclassified certain prior period balance sheet amounts to conform to the presentation as of June 30, 2014. Such reclassifications did not have a material impact on the Company’s condensed consolidated financial statements.

2. Property, Equipment and Software

Property, equipment and software as of December 31, 2013 and June 30, 2014 consisted of the following:

	December 31,	June 30,
	2013	2014
Computer and office equipment	$607	$823
Capitalized internal use software costs	636	770
Furniture and fixtures	369	517
Software	73	152
Leasehold improvements	202	208
Construction in process	—	1,300
	1,887	3,770
Less accumulated depreciation and amortization	(420)	(728)
Total	$1,467	$3,042

Total depreciation and amortization expense, excluding amortization of capitalized internal use software costs, was $48 and $109 for three months ended June 30, 2013 and 2014, respectively and $80 and $199 for the six months ended June 30, 2013 and 2014, respectively. The amortization expense of capitalized internal use software costs was $13 and $58 for three months ended June 30, 2013 and 2014, respectively and $14 and $109 and for the six months ended June 30, 2013 and 2014, respectively and is recorded in cost of revenue.

3. Accrued Liabilities

Accrued liabilities at December 31, 2013 and June 30, 2014, consisted of the following:

	December 31,	June 30,
	2013	2014,
Accrued media costs	$28,603	$20,239
Sales commissions	1,296	2,200
Payroll and related expenses	1,750	1,954
Other accrued expenses	1,321	1,235
Customer rebates	1,444	1,303
	$34,414	$26,931

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through December 31, 2013 and June 30, 2014.

4. Debt Obligations

Note Payable

Growth Capital Term-Debt and Working Capital Line of Credit

On August 21, 2013, the Company entered into an amended and restated loan and security agreement providing for a growth capital facility and a revolving line of credit. Under the growth capital facility, the Company has the ability to borrow a maximum of $4.25 million in growth capital term loan advances, which bear an interest rate of 4.75% and are secured by the Company’s assets.  Under the revolving line of credit, the Company may be advanced up to $20 million based on 80% of eligible accounts receivable less the outstanding growth capital term loan balance at the advance date as defined in the amended agreement. Monthly payments of principal and interest are payable in equal installments. As of June 30, 2014, the balance of the growth capital loan was $2.084 million, less the remaining warrant discount of $5 for a net balance of $2.079 million.

On April 18, 2014, the Company entered into an amendment to its amended and restated loan and security agreement dated August 21, 2013. The amendment increased the revolving line of credit to $35 million, extended the availability and maturity of the revolving line through April 1, 2016, and added a new $3 million equipment term loan facility. The amendment also introduced a new financial covenant that requires the Company meet certain minimum revenue levels. As of June 30, 2014, the Company had available borrowings under the revolving line of credit of $21.8 million.

Under the amended and restated loan and security agreement, as amended, the Company may borrow under the revolving line of credit up to the lesser of (a) $35 million, and (b) a borrowing base equal to 80% of eligible accounts receivable as defined in the agreement, as amended. If the Company’s trailing six-month EBITDA as defined in the amendment is less than $1,000,000, then the outstanding amount of advances under the equipment loan facility are deducted from availability. Advances under the line of credit accrue interest at a floating per annum rate equal to the Western Edition Wall Street Journal prime rate. While the interest rate applicable to outstanding advances under the revolving line did not change under the amendment, the Company is now required to pay a minimum amount of interest equal to the amount of interest that would accrue per quarter on a notional outstanding principal balance of $2 million, or $1 million if the Company maintains more than $50 million in deposits with the lender. There were $11.8 million in outstanding borrowings under this line as of June 30, 2014. As of June 30, 2014, the Company was not in compliance with a covenant requiring it to maintain 80% of its cash in accounts with the lender. A waiver was obtained and the Company rectified its non-compliance on July 23, 2014.

If the combined amount of the Company’s cash on deposit with the lender, plus the availability under the revolving line of credit is less than $10 million, then the Company is required to deliver additional reporting, collections on accounts receivable are applied to immediately reduce the outstanding amount of advances under the revolving line, and the lender is allowed to take, in good faith, additional reserves against availability under the revolving line.

Under the amended and restated loan and security agreement, as amended, the lender has also made available the $3 million equipment loan facility that can be used to finance the costs related to new equipment purchases that are approved by the lender. The Company may request advances under the equipment term loan facility through December 31, 2014, and outstanding amounts under that facility bear interest at a floating annual rate of interest equal to the prime rate plus half of one percent (0.5%). The Company is required to repay each equipment term loan in 36 equal monthly payments of principal plus accrued interest commencing on the first day of the month immediately following the funding of each equipment term loan. There were no outstanding borrowings under the equipment loan facility as of June 30, 2014.

Future Payments

Future principal payments of long-term debt as of June 30, 2014 were as follows:

2014 (remaining 6 months)	$720
2015	1,364
Total	2,084
Discount	(5)
Less current portion	(1,452)
Noncurrent portion of debt	$627

Warrants

In connection with a note payable issued in March 2010, the Company issued a warrant to purchase 77,161 shares of Series A-1 preferred stock at a price of $0.8748 per share. The warrant will expire in 2010. The warrants contain a down round protection clause. The Company accounted for the warrant at fair value and recorded it as a liability in accordance with FASB ASC Subtopic 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity. Changes in the fair value of the warrant from the date of issuance up to the balance sheet date are included in the accompanying consolidated statements of operations and comprehensive loss during the year. The fair value of the warrant liability is based on a Monte Carlo Simulation that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency, and exercise price.

The following assumptions were used at December 31, 2013 and June 30, 2014:

	December 31,	June 30,
	2013	2014,
Risk-free interest rate	3.04%	2.53%
Expected volatility	80%	80%
Expected lives	6.3 years	5.8 years
Fair value of underlying equity	$9.40	$7.00

The Company recorded the fair value of the warrant at issuance of $56 as a discount to the note payable to be amortized over the three year life of the loan.

The warrant liability recorded by the Company was $684 and $516 at December 31, 2013 and June 30, 2014, respectively. A revaluation loss (gain) of  $20 and $(449) during the three months ended June 30, 2013 and 2014, respectively and $19 and $(168) during the six months ended June 30, 2013 and 2014, respectively, relating to the change in fair value in each year.

In February 2012, in conjunction with entering into an agreement governing the line of credit and growth capital facility, the Company issued a warrant to purchase 25,000 shares of common stock at a price of $0.60 per share. The warrant will expire on February 1, 2022. The common stock is not redeemable and accordingly under FASB ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivative and Hedging, was determined to be classified as equity. The Company recorded the fair value of the warrant at issuance of $12 as a discount to the loan to be amortized over the three year life of the loan. The fair value of the warrant is based on a Monte Carlo Simulation that utilized a risk-free interest rate of 1.97%, expected volatility of 80.00%, expected life of ten years and exercise price of $0.30. The Company recognized amortization of $0.8 during each of the three months ended June 30, 2013 and 2014 and $1.6 during each of the six months ended June 30, 2013 and 2014.

TubeMogul Japan Inc. Financing

In December 2012, the Company’s subsidiary TubeMogul Japan Inc. raised $232 from an investor through the issuance of a convertible note to finance its operations in Japan. In February 2013, the Company’s subsidiary raised an additional $187 in financing from three new investors, of which one is a member of the Company’s Board of Directors, through the issuance of convertible notes, to secure additional financing for our wholly-owned subsidiary in Japan. The notes are non-interest bearing and non-collateralized.

5. Stockholders’ Equity

Convertible Preferred Stock Financing

Series A, A-1, B and C Convertible Preferred Stock at December 31, 2013 and June 30, 2014 consisted of the following and the preferred stock financing issuance costs were insignificant and netted against the financing raised:

		Shares	Issuance
	Shares	Issued and	Price Per	Carrying	Liquidation
	Authorized	Outstanding	Share	Value(1)	Preference
Series A	4,177,390	1,257,838	$1.21	$1,448	$1,525
Series A(2)	—	830,866	0.9093	756	1,007
Series A-1	7,847,028	3,675,129	0.8748	3,128	3,215
Series A-1(2)	—	171,228	0.6998	120	150
Series B	10,298,658	5,149,330	1.942	9,896	10,000
Series C	8,851,871	4,425,939	6.4748	28,564	28,658
Balance as of December 31, 2013 and June 30, 2014	31,174,947	15,510,330		$43,912	$44,555

(1)	Amounts are net of issuance costs.
(2)	Automatic note conversion triggered by the convertible preferred Series A financing in February 2008 and the convertible preferred Series A-1 financing in March 2009.

Conversion Rights

Each share of preferred stock is convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into a number of fully paid and nonassessable shares of common stock as is determined by dividing the original per share purchase price for such share of preferred stock by the per share conversion price for the respective share of preferred stock in effect at the time of conversion (the Conversion Rate). The conversion price for the preferred stock shall initially be $1.2124 for the Series A preferred stock, $0.8748 for the Series A-1 preferred stock, $1.9420 for the Series B preferred stock, and $6.4748 for the Series C preferred stock (the Conversion Price), and shall be subject to adjustment as provided below.

Automatic Conversion

Each share of preferred stock shall automatically be converted into fully paid and nonassessable shares of common stock, at the Conversion Rate effective for such series of preferred stock upon the earlier of (i) immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933, as amended, covering the offer and sale of Company’s common stock, provided that the aggregate gross proceeds to the Company in the offering (before deduction of underwriting discounts, commissions and registration expenses) are not less than $50 million and with a preoffering valuation of the Company of at least $300 million; or (ii) the date specified by vote or written consent of (1) the holders of at least a majority of the then outstanding shares of preferred stock, voting together as a single class on an as-converted basis and (2) with respect to the shares of Series C preferred stock, in the event that such conversion is being effected in contemplation of (A) a liquidation event and the amount to be received by a holder of Series C preferred stock would be greater is such holder did not convert shares of Series C preferred stock into shares of common stock; or (B) a public offering (other than a qualified public offering described above) covering the offer and sale of the common stock and the price per share in such offering is less than the original Series C preferred stock issuance price, then the holders of a majority of the then outstanding shares of Series C preferred stock voting together as a separate class.

Adjustment of Conversion Price for Dilutive Issuances

In the event the Company issues additional shares of common stock after the preferred stock original issue date without consideration or for a consideration per share less than the Conversion Price in effect immediately prior to such issuance, then and in each such event (subject to customary exceptions) the Conversion Price shall be reduced to a price equal to such Conversion Price multiplied by the following fraction:

(i) the numerator of which is equal to the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance plus the number of shares of common stock, which the aggregate consideration received by the Company for the total number of additional shares of common stock so issued would purchase at the Conversion Price in effect immediately prior to such issuance; and

(ii) the denominator of which is equal to the number of shares of common stock outstanding or deemed to be outstanding immediately prior to such issuance plus the number of additional shares of common stock so issued.

Dividends

The holders of the then outstanding preferred stock shall be entitled to receive, on a pari-passu basis, when and as declared by the board of directors, out of assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock (payable other than in common stock or other securities or rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock), dividends at the annual rate of $0.0970 per share of Series A preferred stock, $0.06998 per share of Series A-1 preferred stock, $0.15536 per share of Series B preferred stock, and $0.5180 per share of Series C preferred stock, each as adjusted for any stock splits, reverse stock splits, stock dividends, and similar recapitalization events. No dividends shall be paid on any share of common stock unless a dividend (in addition to the amount of any dividends paid pursuant to the above provisions) is paid with respect to all outstanding shares of preferred stock in an amount for each such share of preferred stock equal to or greater than the aggregate amount of such dividends for all shares of common stock into which each such share of preferred stock could then be converted. The right to dividends on shares of preferred stock shall not be cumulative, and no right shall accrue to holders of preferred stock by reason of the fact that dividends on said shares are not declared in any period, nor shall any undeclared or unpaid dividend bear or accrue interest. No dividends have been declared on the Company’s preferred stock through June 30, 2014.

Liquidation Preference

In the event of the liquidation, dissolution, or winding up of the Company either voluntarily or involuntarily (including a deemed liquidation event), the assets and funds of the Company available for distribution to stockholders shall be distributed as follows:

The holders of the preferred stock then outstanding shall be entitled to receive, on a pari-passu basis with respect to all series of preferred stock and prior and in preference to any distribution of the assets of the Company to the holders of common stock an amount equal to the sum of $1.2124 per share for the Series A preferred stock, $0.8748 per share for the Series A-1 preferred stock, $1.9420 per share for the Series B preferred stock, and $6.4748 per share for the Series C preferred stock and (ii) all declared but unpaid dividends (if any) on such share of preferred stock. If, upon the occurrence of such event, the assets of the corporation legally available for distribution are insufficient to permit the payment to the holders of the preferred stock of the full preferential amount, then the entire assets and funds available for distribution to stockholders shall be distributed with equal priority and pro rata among the holders of the preferred stock, in proportion to the full preferential amounts that they would be entitled to receive.

After the full preferential amounts due the holders of preferred stock have been paid or set aside, any remaining assets or funds of the corporation available for distribution to its stockholders shall be distributed to the holders of common stock ratably in proportion to the number of shares of common stock then held by each holder.

Voting Rights

Each holder of preferred stock shall be entitled to a number of votes equal to the number of whole shares of common stock into which such holder’s shares of preferred stock could then be converted and, except as otherwise required by law, shall have voting rights and powers equal to the voting rights and powers of the common stock.

At each election of directors of the Company, (i) for so long as at least 1,000,000 shares of Series A-1 preferred stock and at least 1,000,000 shares of Series B preferred stock remain outstanding, the holders of Series A preferred stock and Series A-1 preferred stock, voting as a separate class, shall be entitled to elect one director, (ii) the holders of Series B preferred stock, voting as a separate class, shall be entitled to elect one director, (iii) the holders of common stock, voting as a separate class, shall be entitled to elect two directors and (iv) the holders of all preferred stock and common stock, voting together as a single class on an as-converted basis, shall be entitled to elect the remaining directors of the Company.

Redemption

The convertible preferred stock is not redeemable.

Protective Provisions

As long as shares of preferred stock are outstanding, the Company shall not, without first obtaining the affirmative vote or written consent of the requisite holders: (i) modify the rights, preferences, privileges, or restrictions of the preferred stock so as to adversely affect the preferred stock; (ii) increase the total number of authorized shares of common stock or preferred stock; (iii) authorize or issue, or obligate itself to issue, any other equity security having preference senior to, or on a parity with, the Series C preferred stock with respect to dividends, liquidation, redemption, or voting; (iv) declare or pay any dividend on the common stock, other than a dividend payable solely in shares of Common Stock; (v) redeem, purchase, or otherwise acquire any shares of common stock or preferred stock other than in connection with (i) the repurchase of common stock at the original purchase price from employers, officers, directors, consultants, or other service providers pursuant to the agreements providing for such repurchase upon termination of employment, or (ii) the exercise of a contractual right of first refusal entitling the Company to purchase such shares upon substantially the same terms offered by a third party, provided that the purchase is approved by the board; (vi) effect a reclassification, recapitalization, or similar event, by merger or reorganization or otherwise, with respect to any outstanding shares of the Company’s common stock; (vii) consent to or consummate a liquidation event; (viii) create a subsidiary of the Company; (ix) change the authorized number of directors of the Company; (x) amend the articles of incorporation or bylaws of the Company; (xi) incur indebtedness or guaranty of more than $50 in the aggregate or at any one time, unless unanimously approved by the board of directors; or (xii) transfer or grant of any rights to the Company’s intellectual property, other than licenses incidental to sales of the Company’s products in the ordinary course of business. In addition, as long as shares of Series A preferred stock, Series A-1 preferred stock, Series B preferred stock or Series C preferred stock are outstanding, the Company shall not without first obtaining approval of the holders of a majority of the then outstanding shares of Series A preferred stock, Series A-1 preferred stock, Series B preferred stock or Series C preferred stock, voting as a separate series, alter or change the rights, preferences or privileges of the shares of Series A preferred stock, Series A-1 preferred stock, Series B preferred stock or Series C preferred stock so as to affect such series adversely, but not so affect all other outstanding series of preferred stock. Furthermore, as long as shares of Series C preferred are outstanding, the Company shall not without first obtaining the approval of the holders of a majority of the then outstanding shares of Series C preferred stock, voting as a separate series: (i) amend, alter, or repeal any provision of the articles of incorporation of the Company in a manner that adversely alters or change the rights, preferences, or privileges of the holders of Series C preferred stock; (ii) authorize, create, issue, or obligate itself to issue any new class or series of shares having rights, preferences or privileges senior to Series C preferred stock; or (iii) amend the section in the articles of incorporation providing these protections.

Common Stock

The Company has authorized 62,000,000 shares of common stock, par value $0.001 per share, as of December 31, 2013 and June 30, 2014, respectively. At December 31, 2013 and June 30, 2014, there were 6,674,757 and 6,958,437 shares issued and outstanding, respectively.

Shares of common stock were reserved for the following:

	December 31,	June 30,
	2013	2014
Options and RSUs outstanding under the 2007 stock option plan	4,290,057	4,432,629
Conversion of Series A, A-1, B and C preferred stock	15,510,330	15,510,330
Convertible preferred stock warrants to purchase Series A-1 preferred stock	77,161	77,161
Convertible preferred stock warrants to purchase common stock	25,000	25,000
	19,902,548	20,045,120

6. Commitments and Contingencies

Lease Commitments

Effective November 2011, the Company entered into a new corporate office lease and simultaneously entered into a sublease agreement for its previous office. As a result, the Company recorded a charge of $103. The Company entered into two sublease agreements for additional space at its corporate headquarters in July 2008 and July 2013. The new lease terminates on February 28, 2017 and the subleases expire on July 31, 2014 and May 31, 2016, respectively.

At various dates throughout 2013 and during the six months ended June 30, 2014, the Company entered into leases for office space. The leases expire at various dates through 2018.

The Company’s commitments for minimum rentals under these leases as of June 30, 2014 are as follows:

Operating
leases
2014 (remaining 6 months)	$1,630
2015	1,681
2016	1,489
2017	1,020
2018	819
Thereafter	1,344
Total minimum lease payments	$7,983

Rent expense was $258 and $546 for the three months ended June 30, 2013 and 2014, respectively and $481 and $1,038 for the six months ended June 30, 2013 and 2014, respectively.

Irrevocable Standby Letter of Credit

On July 2, 2013, the Company entered into an irrevocable standby letter of credit in the amount of $334 for the benefit of its sub landlord. The irrevocable standby letter of credit is for a one-year term and expires on July 2, 2014 and may be canceled prior to the expiration date upon the written request of the beneficiary. The letter of credit was automatically renewed on July 2, 2014 and the expiration date was extended to July 2, 2015.

In February 2014, the Company entered into an irrevocable standby letter of credit in the amount of $408 for the benefit of one of its lessors. The irrevocable standby letter of credit is for a one year term and expires in February 2015 and may be canceled prior to the expiration date upon the written request of the beneficiary.

The Company is contractually required to keep the letters of credit for the term of the lease, therefore, the letters of credit are recorded as restricted cash and are classified as long-term assets on the condensed consolidated Balance Sheets.

Legal

The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations.

7. Stock-Based Compensation

On April 1, 2007, the shareholders of the Company adopted the TubeMogul, Inc. 2007 Equity Incentive Plan (the Plan) that authorized the granting of incentive and nonqualified stock options, stock awards (including restricted stock units), and stock appreciation rights to purchase shares of the common stock of the Company. Under the Plan, shares of common stock are reserved for the issuance of incentive stock options (ISOs) or nonstatutory stock options (NSOs) to eligible participants. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. Common shares purchased under the Plan are subject to certain restrictions, including the right of first refusal by the Company for sale or transfer of shares to outside parties. The Company’s right of first refusal terminates upon completion of an initial public offering of common stock. Restricted Stock Units (RSUs) granted are generally released from restriction over a four year term from the date of grant, as a rate of 25% after one year, then quarterly on a straight-line basis thereafter.

The Company has authorized 6,093,703 shares of common stock at December 31, 2013 and June 30, 2014 under the 2007 Equity Compensation Plan for the grant of incentive and nonqualified stock options, stock awards (including restricted stock units), and stock appreciation rights to employees, directors, consultants, and other service providers for the Company or related companies.

The following table summarizes the Plan’s stock option activity:

		Weighted-	Weighted
		average	average
	Outstanding	exercise	remaining	Aggregate
	number of	price per	contractual	intrinsic
	shares	share	life	value
Balance at December 31, 2013	4,290,057	$1.28	8.00	$24,973
Options granted	140,500	7.38
Options exercised	(283,677)	0.83
Options canceled	(135,480)	2.48
Balance at June 30, 2014	4,011,400	$1.48	7.61	$42,186
Options exercisable and vested at June 30, 2014	2,056,016	$0.75	3.04	$23,142
Options vested and expected to vest at June 30, 2014	3,531,316	$1.40	6.58	$37,440

The weighted average fair value of options granted was $1.69 for the three months ended June 30, 2013, no options were granted during the three months ended June 30, 2014 and $1.69 and $4.51 for the six months ended June 30, 2013 and 2014, respectively. The aggregate intrinsic fair value of options granted was $301 for the three months ended June 30, 2013, no options were granted during the three months ended June 30, 2014 and $301 and $7.2 million for the six months ended June 30, 2013 and 2014, respectively.

At June 30, 2014, the fair value of vested options $681, respectively.

The fair value of options granted to employees is estimated on the date of grant and to non-employees at each measurement period using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variances include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, expected risk-free interest rate, expected dividends, and the estimated forfeitures of unvested stock options. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are based on the Company’s historical experience.

The following assumptions were used to calculate the fair value of options for employees:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013	2014
Risk-free interest rate	1.2% to 1.4%	1.2% to 1.4%	1.8% to 2.0%
Dividend yield	— %	— %	— %
Volatility	68% to 69%	68% to 69%	66% to 67%
Expected term	5.2 to 6.1 years	5.2 to 6.1 years	6.0 to 6.4 years

The following assumptions were used to calculate the fair value of options for non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Risk-free interest rate	0.9% to 2.4%	2.0% to 2.4%	0.9% to 2.4%	2.0% to 2.4%
Dividend yield	— %	— %	— %	— %
Volatility	65% to 68%	63% to 65%	65% to 68%	63% to 65%
Expected term	5.6 to 9.3 years	6.0 to 8.7 years	5.6 to 9.3 years	6.0 to 8.7 years

The following table summarizes the Plan’s RSUs activity:

		Weighted-	Weighted
	Outstanding	Average	average
	number of	Grant Date	remaining
	shares	Fair Value	contractual life
Balance at December 31, 2013	—	$—	—
RSUs granted	448,729	10	3.7
RSUs canceled	(27,500)	11
Balance at June 30, 2014	421,229	$11	3.7

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At June 30, 2014, there was approximately $6.2 million respectively, of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.4 years and 6.6 years at December 31, 2013 and June 30, 2014, respectively.

The following table summarizes the effects of share-based compensation in the Company’s accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2013	2014	2013	2014
Research and development	$27	$209	$50	$311
Sales and marketing	35	193	63	333
General and administrative	67	230	118	404
Total stock-based compensation	$129	$632	$231	$1,048

8. Net (loss) income per Share

The Company calculates its basic and diluted net (loss) income per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities.

The Company’s basic net (loss) income per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.

The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the preferred stock as if the income for the year has been distributed. Net income is first allocated to participating securities’ dividends. Undistributed net income for a given period is apportioned to participating securities based on the weighted-average shares of each class of common stock outstanding during the applicable period as a percentage of the total weighted-average shares outstanding during the same period.

Basic net income per share of common stock is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average shares of common stock outstanding.

Diluted net (loss) income per share attributable to common stockholders is computed by dividing net (loss) income attributable to common stockholders by the weighted-average shares outstanding, including potentially dilutive shares of common stock assuming the dilutive effect of potential shares of common stock for the period determined using the treasury stock method. For purpose of this calculation, convertible preferred stock of 15.5 million shares, options to purchase common stock of 1.5 million shares and preferred and common stock warrants of 102 are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2013, as their effect is antidilutive given that the Company had net losses for these periods.

The numerators and denominators of the basic and diluted EPS computations for the Company’s common stock are calculated as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
Basic
Numerator
Net (loss) income	$(2,606)	$2,084	$(4,510)	$1,317
Noncumulative dividends on convertible preferred stock	—	(891)	—	(1,317)
Undistributed earnings allocated to participating securities	—	(824)	—	—
Allocation of distributed earnings attributable to common stockholders	$(2,606)	$369	$(4,510)	$—

Denominator
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	6,609,434	6,939,232	6,599,316	6,867,271
Net income per share attributable to common stockholders, basic	$(0.39)	$0.05	$(0.68)	$—
Diluted
Numerator
Net (loss) income attributable to common stockholders, diluted	$(2,606)	$369	$(4,510)	$—
Denominator
Number of shares used for basic EPS computation	6,609,434	6,939,232	6,599,316	6,867,271
Convertible preferred stock	—	15,510,314	—	15,510,314
Employee stock options and RSUs	—	3,223,621	—	3,213,087
Warrants	—	93,263	—	93,002
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	6,609,434	25,766,430	6,599,316	25,683,673
Net income per share attributable to common stockholders, diluted	$(0.39)	$0.01	$(0.68)	$—

9. Employee Benefit Plans

The Company started a 401(k) Profit Sharing Plan (the Plan), effective January 1, 2009 for employees who are 21 years of age or older. According to the terms of the Plan, the Company may make a discretionary contribution to the Plan each year, allocable to all plan participants. The Company does not match employee contributions and is responsible for administrative expenses of the 401(k) Plan.

10. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $20 and $92 for the three months ended June 30, 2013 and 2014, respectively, and $34 and $137 for the six months ended June 30, 2013 and 2014, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the six months ended June 30, 2014, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the six months ended June 30, 2014 may not be realized by the end of the 2014 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the six months ended June 30, 2014. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, meals and entertainment and state and local minimum and capital taxes.

As of June 30, 2014, the Company had no material uncertain tax positions.  Therefore, no unrecognized tax benefits were recorded for the six months ended June 30, 2014.

The provision for income taxes for the three and six months ended June 30, 2013 and 2014 primarily reflects the provision for income taxes for foreign and state taxes.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the Code), and similar state provisions. Any annual limitation may result in the expiration of net operating losses before utilization.

11. Segment Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reportable segment, which is to design, develop and market software for digital branding.

Total revenue from customers by location is defined based on the customers’ billing address. The following table summarizes total revenue from customers for the respective locations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
United States	$8,518	$18,576	$14,935	$33,433
Australia	1,304	2,861	2,283	4,911
Canada	1,408	3,071	2,082	5,121
All Other Countries	1,411	4,207	2,921	7,276
Total revenue	$12,641	$28,715	$22,221	$50,741

12. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which the condensed consolidated financial statements were issued.

           On July 23, 2014, the Company consummated its initial public offering of 7,187,500 shares of common stock at an offering price of $7 per share. The shares sold in the offering included 937,500 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were approximately $46.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with this offering of approximately $3.5 million.  Upon the closing of the IPO, and pursuant to a waiver by preferred stockholders of the requirements in the Company’s certificate of incorporation regarding aggregate gross proceeds and preoffering valuation (as described in Note 6), all shares of the Company’s previously outstanding preferred stock automatically converted into shares of common stock and outstanding warrants to purchase the Company’s preferred stock automatically became exercisable for shares of common stock. As a result, as of July 23, 2014, the Company had 29,683,122 shares of common stock issued and outstanding.

On July 29, 2014, the Company repaid the full outstanding balance of the line of credit of $11.8 million.

On August 15, 2015 all of the outstanding warrants were exercised for 93,280 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in our prospectus dated July 17, 2014, filed with the SEC on July 18, 2014 pursuant to Rule 424(b)(4) under the Securities Act (File No. 333-194817). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations.  Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings.  You should not rely upon forward-looking statements as predictions of future events.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

TubeMogul is an enterprise software company for digital branding. By reducing complexity, improving transparency and leveraging real-time data, our platform enables advertisers to gain greater control of their digital video advertising spend and achieve their brand advertising objectives.

Our customers plan, buy, measure and optimize their global digital video advertising spend from our self-serve platform. By integrating programmatic technologies and disparate sources of inventory within a single platform, we enable our customers to launch sophisticated, scalable digital video advertising campaigns — onto any digital device — within minutes. Brands use our platform to verify the success and impact of their digital video advertising campaigns by measuring the audience reached by the campaign, how the audience interacted with their advertisements and the impact the campaign had on the consumer’s perception of the brand. Our platform uses these real-time insights to dynamically optimize spend across digital sources of inventory including digital ad exchanges, supply-side platforms, private marketplaces, ad networks and direct premium publishers. Our platform measures key brand advertising metrics including brand lift, as measured by integrated brand surveys, as well as GRPs and engagement.

We make our platform available through two offerings: Platform Direct, which allows advertisers to continuously run campaigns through a self-serve model, and Platform Services, which allows advertisers to specify campaign objectives and have our team execute on their behalf using our platform.

Our Platform Direct offering allows advertisers to run self-serve campaigns eliminating the often complex and inefficient RFP process through which digital media is typically bought. Platform Direct customers enter into master service agreements with us that enable them to execute all of their campaigns under the agreement without the need for campaign-by-campaign insertion orders, or IOs. We generate Platform Direct revenue by charging our customers a utilization fee that is a percentage of media spend as well as fees for additional features offered through our platform. Because Platform Direct customers have control of the media purchasing decisions through our platform, our Platform Direct revenue is recognized on a net basis, meaning that it only includes our fees and not the cost of media purchased. The gross margin for our Platform Direct offering for the year ended December 31, 2013 was 95%.

Our Platform Services offering allows advertisers who continue to use a traditional RFP process to realize the benefits of our platform without needing to alter their purchasing process. Platform Services arrangements are generally in the form of discrete IOs which are negotiated on a campaign-by-campaign basis. We generate Platform Services revenue by delivering digital video advertisements based upon our customer’s campaign specifications. Our Platform Services revenue is recognized on a gross basis, meaning that it includes the cost of the media purchased. The gross margin for our Platform Services offering for the year ended December 31, 2013 was 51%.

We believe customers value both our Platform Direct and our Platform Services offerings as Total Spend through our platform has increased from $25.2 million for the three months ended June 30, 2013 to $61.1 million for the three months ended June 30, 2014, representing a period-over-period growth of 143%. Total Spend through our platform increased from $41.5 million for the six months ended June 30, 2013 to $109.1 million for the six months ended June 30, 2014, representing period-over-period growth of 163%. We define Total Spend as the aggregate gross dollar volume that our Platform Direct customers and Platform Services customers spend through our platform, which includes media purchases and our fees. We actively engage with our Platform Services customers to educate them about the benefits of migrating to our Platform Direct offering.

We consider our global capabilities to be a competitive differentiator to global brands and agencies. Campaigns can be executed through our platform in over 70 countries using a single integrated workflow. During the six months ended June 30, 2014, we executed campaigns in 35 countries and generated 34% of our revenue from customers with billing addresses outside of the United States. For financial information about our geographic areas, please see Note 11 of the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in California in 2007 and reincorporated in Delaware in March 2014. We initially developed video content syndication and video analytics software for publishers and launched our advertiser-focused platform in 2011. For the three months ended June 30, 2013 and 2014, our revenue increased from $12.6 million to $28.7 million, and for the six months ended June 2013 and 2014, our revenue increased from $22.2 million to $50.7 million. For the three months ended June 30, 2013 and 2014. Our gross margin increased from 66% to 68%, and for the six months ended June 30, 2013 and 2014, our gross margin increased from 65% to 70%. We had net losses of $2.6 million and $4.5 million for the three months ended June 30, 2013 and the six months ended June 30, 2013, respectively. We had net income of $2.1 million and $1.3 million for the three months ended June 30, 2014 and the six months ended June 30, 2014, respectively.

Key Operating and Financial Performance Metrics

To help us monitor the overall performance of our business and identify trends, we evaluate the following key metrics: Total Spend, Platform Direct Spend, revenue, gross profit, gross margin, Adjusted EBITDA, and Number of Platform Direct Clients. Total Spend, Platform Direct Spend Adjusted EBITDA and Number of Platform Direct Clients are discussed immediately following the table below. Revenue, gross profit and gross margin are further discussed under the headings “Components of our Results of Operations.”

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
	(in thousands, except percentages and clients)
Key Metrics
Platform Direct Spend	$16,495	$43,952	$25,558	$79,222
Platform Services Spend	8,665	17,148	15,933	29,926
Total Spend	$25,160	$61,100	$41,491	$109,148
Platform Direct revenue	$3,976	$11,567	$6,288	$20,815
Platform Services revenue	8,665	17,148	15,933	29,926
Total revenue	$12,641	$28,715	$22,221	$50,741
Gross profit	$8,353	$19,607	$14,541	$35,418
Gross margin	66%	68%	65%	70%
Adjusted EBITDA	$(2,344)	$2,547	$(4,053)	$2,653
Number of Platform Direct Clients	143	283	143	283

Total Spend and Platform Direct Spend

For purposes of calculating Total Spend and Platform Direct Spend, we define spend as the aggregate gross dollar volume that our customers spend through our platform, which includes cost of media purchases and our fees. Platform Direct Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the spend through our Platform Direct offering. Platform Services Spend equals our Platform Services revenue. Total Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the sum of Platform Direct Spend and Platform Services Spend. We believe Platform Direct Spend and Total Spend are meaningful measures of our operating performance because our ability to generate increases in Platform Direct Spend and Total Spend are strongly correlated to our ability to generate increases in Platform Direct revenue and revenue, respectively. Platform Direct Spend and Total Spend are used by our management and board of directors to understand our business and make operating decisions. A limitation of each of Platform Direct Spend and Total Spend is that each is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Because of these limitations you should consider Platform Direct Spend and Total Spend along with the corresponding GAAP-based measures. The following is a reconciliation of these measures to Platform Direct revenue and revenue, the most directly comparable financial measures calculated in accordance with GAAP:

				Three Months		Six Months
	December 31,			Ended June 30,		Ended June 30,
	2011	2012	2013	2013	2014	2013	2014
	(in thousands)
Platform Direct Revenue	$2,171	$5,433	$19,331	$3,976	$11,567	$6,288	$20,815
Plus: Non-GAAP Platform Direct Media Cost (unaudited)	2,143	19,599	54,685	12,519	32,385	19,270	58,407
Platform Direct Spend (unaudited)	$4,314	$25,032	$74,016	$16,495	$43,952	$25,558	$79,222
Platform Services Spend (unaudited)	$13,488	$28,726	$37,883	$8,665	$17,148	$15,933	$29,926
Total Spend (unaudited)	$17,802	$53,758	$111,899	$25,160	$61,100	$41,491	$109,148

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before interest expense, net, provision for income tax, depreciation and amortization expense excluding amortization of internal use software development costs, stock-based compensation expense and change in fair value of convertible preferred stock warrant liability. We have provided below a reconciliation of Adjusted EBITDA to net loss the most directly comparable GAAP financial measure. Adjusted EBITDA is a key measure used by our management and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our board of directors.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•

although depreciation and amortization expense (excluding amortization of internal use software development costs) are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of stock-based compensation; or (3) tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, loss, and our GAAP financial results. The following is  a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP for each of the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Net (loss) income	$(2,606)	$2,084	$(4,510)	$1,317
Interest expense, net	45	79	93	120
Provision for income taxes	20	92	34	137
Depreciation and amortization expense, excluding amortization of internal use software development costs	48	109	80	199
Stock-based compensation expense	129	632	231	1,048
Change in fair value of convertible preferred stock warrant liability	20	(449)	19	(168)
Adjusted EBITDA	$(2,344)	$2,547	$(4,053)	$2,653

Number of Platform Direct Clients

We define a Platform Direct Client as a customer that had total aggregate spend of at least $10,000 through our platform during the previous twelve months. For purposes of this definition, all branches or divisions of a customer that operate under its contract with us are considered a single Platform Direct Client. In a limited number of instances in any period, branches or divisions of an advertiser that operate under distinct contracts are each considered a separate Platform Direct Client. For example, of our 208 Platform Direct Clients in 2013, 19 represented distinct operations of six global companies, primarily advertising agencies, based in different jurisdictions and with respect to which we have negotiated and manage separate contractual relationships. We believe that our total number of Platform Direct Clients is an important measure of our ability to increase revenue and the effectiveness of our sales force.

Platform Direct Cohort Spend

In order to analyze the contribution to the growth of our business driven by the increase in spend from pre-existing Platform Direct customers, we measure Platform Direct Spend for the set of customers, or Cohort, that commenced spending on our Platform Direct offering in a specific year relative to subsequent periods. As illustrated in the following tables, the spend from our 2011 and 2012 Cohorts has increased over subsequent periods. For 2013, the 2011 Cohort contributed 45% of Platform Direct Spend, the 2012 Cohort contributed 25% and the 2013 Cohort contributed 30%. For 2012, the 2011 Cohort contributed 71% of Platform Direct Spend, and the 2012 Cohort contributed 29%. We believe that this analysis is helpful in understanding our business.

				2011-2012		2012-2013
	Twelve Months Ended December 31,				% of Total Platform Direct Spend		% of Total Platform Direct Spend
Cohort (1)	2011	2012	2013	% Change		% Change
	(in thousands, except percentages)
Customers First Spent 2011	$2,552	$17,170	$32,833	573%	71%	91%	45%
Customers First Spent 2012	NA	6,847	18,456	NA	29%	170%	25%
Customers First Spent 2013	NA	NA	22,189	NA	NA	NA	30%
Total	$2,552	$24,017	$73,478	841%	100%	206%	100%

(1)

Does not include revenue, which equals spend, from our video syndication software offering, a legacy technology which is not part of our digital video advertising spend platform. Customers who use this software are generally not customers for our Platform Direct and Platform Services offerings. We believe that excluding such revenue from the cohort analysis presents a more accurate basis for comparing results across the periods presented.

Factors Affecting Our Performance

We believe that the continued growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

Retention of and Growth in Spend by Existing Customers

Our future revenue is dependent upon our ability to retain our existing customers and to gain a larger amount of their advertising spend through both our Platform Direct and Platform Services offerings. In particular, our recent growth in Total Spend has been driven by an increase in spend by our existing Platform Direct customers.

Customer Transition from Platform Services to Platform Direct

Our sales strategy is to educate our customers about the benefits of shifting from Platform Services, where purchases are made on a campaign-by-campaign basis, to Platform Direct, where customers are able to consolidate their video advertising spend through one solution on a self-serve basis. Our future performance will be impacted by our ability to continue to convince customers to shift to our Platform Direct offering. The growth in the proportion of our Total Spend represented by Platform Direct Spend is an indicator of our ability to convince customers to shift from Platform Services to our Platform Direct offering.

Sales Leverage Improvement

Our ability to increase our revenue without a commensurate increase in our sales and marketing expenses depends on the adoption of our Platform Direct offering. After our customers first transact through our Platform Direct offering, they have generally increased their spend through our platform without significant follow-on sales expense.

Investment in Growth

We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to enhance our platform, in sales and marketing primarily to acquire new customers and general and administrative expenses to support our growth. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

Market Growth

We expect to benefit from the continued growth in the digital video advertising market but any material change in the growth rate of this market could affect our performance. The growth of such market may be adversely impacted by a variety of factors including any delays in the shift of video advertising spend from traditional TV to digital channels. In addition, advertising spend is closely tied to the performance of the economy and a downturn in economic conditions could adversely affect the overall advertising market and our operating results.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Components of Our Results of Operations

Revenue

We generate revenue from our Platform Direct customers from fees based on a percentage of their media spend through our platform as well as from fees for additional services such as audience targeting data, ad serving, brand safety, topic targeting and other reporting related services that we offer. We generate revenue from our Platform Services customers by delivering digital video advertisements based upon a pre-agreed set of fixed objectives with an advertiser or agency. Our Platform Services business is generally priced based upon a cost per thousand impressions, or CPM, or based upon specific campaign specifications such as number of engagements, completed views or on-target impressions.

Cost of Revenue

Cost of revenue is comprised primarily of media costs. Media costs consist of advertising impressions we purchase from advertising sources of inventory in connection with our Platform Services offering. We typically pay for these impressions on a CPM basis. Cost of revenue also includes technical infrastructure costs which include the cost of internal and third-party servers and related services, internet access costs and amortization of internal use software development costs on revenue-producing technologies. Technical infrastructure costs represented 5% of our cost of revenue for the year ended December 31, 2013. After giving effect to the allocation of these costs between our Platform Direct revenue (in respect of which it is the largest component of cost of revenue) and Platform Services revenue based upon the amount of media purchases through each service, our gross margin for Platform Direct revenue and Platform Services revenue was 95% and 51%, respectively, for the year ended December 31, 2013. We anticipate that cost of revenue will increase in absolute dollars as our revenue increases, but will decrease as a percentage of revenue as our Platform Direct revenue increases as a percentage of our total revenue. We also expect that over time our Platform Services gross margins will decrease and our Platform Direct gross margins will remain relatively stable.

In our Platform Services arrangements, we generally enter into binding IOs with fixed price commitments which are determined prior to the launch of an advertising campaign. To fulfill these commitments, we purchase advertising inventory on a real-time basis during the course of the advertising campaign period, which may be weeks or months. As a result, we are exposed to market risk that the cost of such inventory to us may be greater than we expected when we entered into the IO or we may benefit from market prices being less than we expected, either of which impact our media costs as a percentage of revenue.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, professional fees and facilities costs. Personnel costs include salaries, bonuses and commissions for sales personnel, stock-based compensation expense and employee benefit costs.

Our research and development expenses consist primarily of personnel costs outsourced engineering costs associated with the ongoing maintenance and development of our platform and related technologies, allocated technical infrastructure costs directly related to research and development activities, such as testing, and other operating costs allocable to engineering activities. We believe that continued investment in our platform is critical to achieving our objectives, and we expect research and development expenses to continue to increase over time.

Our sales and marketing expenses consist primarily of personnel costs, including operations personnel costs allocable to sales and marketing activities, outsourced sales and marketing activities, brand marketing, trade shows, travel and entertainment, and marketing collateral. In order to increase our share of video advertising spend, we expect sales and marketing expenses to continue to increase in future periods.

Our general and administrative expenses consist primarily of personnel costs, associated with our executive, finance, human resources, legal and other administrative personnel, and also include accounting, legal and other professional service fees, facility costs, bad debt expense, depreciation expense and other corporate expenses. We expect to continue to invest in our corporate infrastructure and incur further expenses related to being a public company, including increased accounting and legal costs, investor relations costs, increased insurance premiums and other compliance costs associated with Section 404 of the Sarbanes-Oxley Act. As a result, we anticipate that general and administrative expenses will increase in future periods.

Other Expense, Net

Interest expense, net is related to our term debt and line of credit. Interest expense is expected to fluctuate as we draw on or pay down our line of credit and term debt.

Change in fair value of convertible preferred stock warrant liability is related to a mark to market adjustment associated with a warrant to purchase our preferred stock.  In connection with the closing of the initial public offering or the IPO, the shares subject to the warrant were automatically be converted into shares of common stock, and we are no longer be required to re-measure the value of the warrant.

Foreign currency translation loss consists of gains and losses on foreign currency translation. We have foreign currency exposure related to our accounts receivable that are denominated in currencies other than the U.S. dollar, principally the British pound, Canadian dollar, Euro and Australian dollar. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in foreign currency rates.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry forwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance in the near term.

Results of Operations

The following table sets forth our consolidated results of operations and our consolidated results of operations as a percentage of total revenue for the periods presented.   The period-to-period comparisons of results are not necessarily indicative of future periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Revenue:
Platform Direct	$3,976	$11,567	$6,288	$20,815
Platform Services	8,665	17,148	15,933	29,926
Total revenue	12,641	28,715	22,221	50,741
Cost of revenue	4,288	9,108	7,680	15,323
Gross profit	8,353	19,607	14,541	35,418
Operating expenses:
Research and development (1)	2,804	4,940	5,150	8,748
Sales and marketing (1)	5,301	8,285	9,417	16,214
General and administrative (1)	2,352	4,704	3,827	9,142
Total operating expenses	10,457	17,929	18,394	34,104
(Loss) Income from operations	(2,104)	1,678	(3,853)	1,314
Other (expense) income, net:
Interest expense, net	(45)	(79)	(93)	(120)
Change in fair value of convertible preferred stock warrant liability	(20)	449	(19)	168
Foreign exchange (loss) gain	(417)	128	(511)	92
Other (expense) income, net	(482)	498	(623)	140
Net (loss) income before income taxes	(2,586)	2,176	(4,476)	1,454
Provision for income taxes	(20)	(92)	(34)	(137)
Net (loss) income	$(2,606)	$2,084	$(4,510)	$1,317

(1)	Stock-based compensation expense included above was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Research and development	$27	$209	$50	$311
Sales and marketing	35	193	63	333
General and administrative	67	230	118	404
Total stock-based compensation	$129	$632	$231	$1,048

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue:
Platform Direct	31%	40%	28%	41%
Platform Services	69%	60%	72%	59%
Total revenue	100%	100%	100%	100%
Cost of revenue	34%	32%	35%	30%
Gross profit	66%	68%	65%	70%
Operating expenses:
Research and development	22%	17%	23%	17%
Sales and marketing	42%	29%	42%	32%
General and administrative	19%	16%	17%	18%
Total operating expenses	83%	62%	83%	67%
(Loss) Income from operations	(17%)	6%	(17%)	3%
Other (expense) income, net:
Interest expense, net	(0%)	(0%)	(0%)	(0%)
Change in fair value of convertible preferred stock warrant liability	(0%)	2%	(0%)	0%
Foreign exchange (loss) gain	(3%)	0%	(2%)	0%
Other (expense) income, net	(4%)	2%	(3%)	0%
Net (loss) income before income taxes	(20%)	8%	(20%)	3%
Provision for income taxes	(0%)	(0%)	(0%)	(0%)
Net (loss) income	(21%)	8%	(20%)	3%

Comparison of the Three Months Ended June 30, 2013 and 2014

Revenue

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Platform Direct	$3,976	$11,567	$7,591	191%
Platform Services	8,665	17,148	8,483	98%
Total Revenue	$12,641	$28,715	$16,074	127%

Revenue increased $16.1 million, or 127%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Platform Direct revenue increased $7.6 million, or 191%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Platform Direct revenue from Platform Direct customers who were customers as of June 30, 2013 contributed $3.3 million of the growth. Platform Direct revenue from Platform Direct customers who were new customers since June 30, 2013 contributed $4.3 million of the growth. The 98% increase in Platform Services revenue from $8.7 million during the three months ended June 30, 2013 to $17.1 million during the three months ended June 30, 2014 was primarily due to $4.5 million in revenue from customers who spent with us during the three months ended June 30, 2014 that did not spend with us during the three months ended June 30, 2013, and a $4.0 million increase in revenue from customers that spent with us in both the three months ended June 30, 2014 and the three months ended June 30, 2013.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$4,288	$9,108	$4,820	112%
Gross profit	8,353	19,607	11,254	135%
Gross margin	66%	68%

Cost of revenue increased $4.8 million, or 112%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was due to a $4.6 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased to $0.5 million for the three months ended June 30, 2014 from $0.3 million for the three months ended June 30, 2013. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $3.8 million and $4.6 million for the three months ended June 30, 2013 to $11.2 million and $8.4 million for the three months ended June 30, 2014, respectively. Gross margin increased to 68% for the three months ended June 30, 2014 compared to 66% for the three months ended June 30, 2013, primarily due to Platform Direct revenue having grown to 40% of total revenue as compared to 31% in the comparable period.

Research and Development

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Research and development	$2,804	$4,940	$2,136	76%
Percent of revenue	22%	17%

Research and development expense increased by $2.1 million, or 76%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to an increase in personnel costs of $1.6 million and additional technical infrastructure costs of $0.2 million. The increase in personnel costs was primarily due to an increase in headcount, which reflected our continued investment in hiring technical personnel, including engineers, to maintain our platform and support our research and development efforts. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities.

Sales and Marketing

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$5,301	$8,285	$2,984	56%
Percent of revenue	42%	29%

Sales and marketing expense increased by $3.0 million, or 56%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to an increase in personnel costs of $2.8 million, including a $0.8 million increase in sales commissions, and an increase in travel and entertainment expense of $0.2 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount.

General and Administrative

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$2,352	$4,704	$2,352	100%
Percent of revenue	19%	16%

General and administrative expense increased by $2.4 million, or 100%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to an increase in personnel costs of $1.0 million related to an increase in headcount to support our growth, an increase in facility costs of $0.5 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel and an increase in professional fees of $0.5 million due to increased legal, accounting and audit services.

Other Income, Net

The increase in other income, net was primarily due to a change in fair value of our convertible preferred stock warrant liability and change in the foreign exchange gain (loss).

Provision for Income Taxes

Our provision for income taxes for the three months ended June 30, 2013 and 2014 primarily relates to taxes due in foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2013 and 2014

Revenue

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Platform Direct	$6,288	$20,815	$14,527	231%
Platform Services	15,933	29,926	13,993	88%
Total revenue	$22,221	$50,741	$28,520	128%

Revenue increased $28.5 million, or 128%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Platform Direct revenue increased $14.5 million, or 231%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Platform Direct revenue from Platform Direct customers who were customers as of June 30, 2013 contributed $6.0 million of the growth. Platform Direct revenue from Platform Direct customers who were new customers since June 30, 2013 contributed $8.5 million of the growth. The 88% increase in Platform Services revenue from $15.9 million during the six months ended June 30, 2013 to $29.9 million during the six months ended June 30, 2014 was primarily due to $6.5 million in revenue from customers who spent with us during the six months ended June 30, 2014 that did not spend with us during the six months ended June 30, 2013, and a $7.5 million increase in revenue from customers that spent with us in both the six months ended June 30, 2014 and the six months ended June 30, 2013.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$7,680	$15,323	$7,643	100%
Gross profit	14,541	35,418	20,877	144%
Gross margin	65%	70%

Cost of revenue increased $7.6 million, or 100%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was due to a $7.3 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased to $0.9 million for the six months ended June 30, 2014 from $0.6 million for the six months ended June 30, 2013. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $5.9 million and $8.6 million for the six months ended June 30, 2013 to $20.1 million and $15.3 million for the six months ended June 30, 2014, respectively. Gross margin increased to 70% for the six months ended June 30, 2014 compared to 65% for the six months ended June 30, 2013, primarily due to Platform Direct revenue having grown to 41% of total revenue as compared to 28% in the comparable period.

Research and Development

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Research and development	$5,150	$8,748	$3,598	70%
Percent of revenue	23%	17%

Research and development expense increased by $3.6 million, or 70%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to an increase in personnel costs of $3.0 million and additional technical infrastructure costs of $0.2 million. The increase in personnel costs was primarily due to an increase in headcount, which reflected our continued investment in hiring technical personnel, including engineers, to maintain our platform and support our research and development efforts. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities.

Sales and Marketing

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$9,417	$16,214	$6,797	72%
Percent of revenue	42%	32%

Sales and marketing expense increased by $6.8 million, or 72%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to an increase in personnel costs of $6.3 million, including a $1.9 million increase in sales commissions and an increase in marketing expenses of $0.5 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount.

General and Administrative

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$3,827	$9,142	$5,315	139%
Percent of revenue	17%	18%

General and administrative expense increased by $5.3 million, or 139%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to an increase in personnel costs of $2.1 million related to an increase in headcount to support our growth, an increase in facility costs of $1.3 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel, an increase in professional fees of $1.0 million due to increased legal, accounting and audit services and an increase in the provision for doubtful accounts of $0.5 million due to the increase in our accounts receivable as the result of the increase in sales.

Other Income, Net

The increase in other income, net was primarily due to a change in fair value of our convertible preferred stock warrant liability and change in the foreign exchange gain (loss).

Provision for Income Taxes

Our provision for income taxes for the six months ended June 30, 2013 and 2014 primarily relates to taxes due in foreign jurisdictions.

Liquidity and Capital Resources

Since our incorporation in March 2007, we have financed our operations and capital expenditures through private sales of convertible preferred stock, lines of credit and term debt.

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving credit facility. As of June 30, 2014, we had cash and cash equivalents of $24.9 million and borrowing capacity of $33.6 million under our revolving credit facility. As of June 30, 2014, we had $11.8 million of borrowings under this facility. We believe that our existing cash and cash equivalents together with the revolving credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

On July 23, 2014, we closed our IPO of 7,187,500 shares of common stock at an offering price of $7 per share. The shares sold in the offering included 937,500 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to us from the offering were approximately $46.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of approximately $3.5 million. Upon the closing of the IPO, all shares of our previously outstanding preferred stock automatically converted into shares of common stock and outstanding warrants to purchase our preferred stock automatically became exercisable for shares of common stock. As a result, as of July 23, 2014, we had 29,683,122 shares of common stock issued and outstanding.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2013	2014
	(in thousands)
Cash flows used in operating activities	$(2,179)	$(3,581)
Cash flows used in investing activities	(819)	(2,291)
Cash flows provided by financing activities	10,460	11,377
Effects of exchange rate on cash	(8)	(130)
Increase in cash and cash equivalents	$7,454	$5,375

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the Total Spend by customers using our platform. Cash used in operating activities has typically been due to net income (loss), adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and changes in our operating assets and liabilities as we grow our business. In periods of high growth, our working capital needs may become greater as we remit payment for media purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from our customers. Our average Days Payables outstanding (DPO) were 80 days and our average Days Sales outstanding (DSO) were 87 days for 2013. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. While we typically experience slow payment by advertising agencies, as is common in our industry, we have historically experienced minimal accounts receivable write-offs.

Cash used in operating activities in the six months ended June 30, 2014 was $3.6 million, due to a net income of $1.3 million and $2.8 million of non-cash expenses, offset by effect of changes in operating assets and liabilities totaling $7.7 million. The net change in working capital was due to an increase in accounts receivable of $19.8 million related to the increase in Total Spend, a net increase of $13.2 million in accounts payable and accrued liabilities due to the timing of vendor payments and business growth and an increase in deferred offering costs of $2.0 million related to the initial public offering of common stock.

Cash used in operating activities in the six months ended June 30, 2013 was $2.2 million, due to net loss of $4.5 million, offset by $2.0 million effect of changes in operating assets and liabilities. The net change in working capital was due to an increase in accounts receivable of $1.3 million related to an increase in Total Spend, an increase in prepaid assets of $2.2 million related to the prepayment for hosting services and a net increase in accounts payable and accrued liabilities of $5.7 million due to the timing of vendor payments and business growth.

We expect cash used by operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2014 was $2.3 million compared to $819 in the six months ended June 30, 2013. In the six months ended June 30, 2014 cash used in investing activities of $2.3 million primarily resulted from $1.9 million in purchases of property, equipment and software and $0.4 million in restricted cash due to a letter of credit entered into during 2014 which was not required in prior years. In the six months ended June 30, 2013 cash used in investing activities of $0.8 million resulted from purchases of property, equipment and software.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2014 was $11.4 million compared to $10.5 million in the six months ended June 30, 2013. In the six months ended June 30, 2014 cash provided by financing activities of $11.4 million primarily resulted from borrowings under the line of credit. In the six months ended June 30, 2013 cash provided by financing activities of $10.5 million primarily resulted from proceeds from the issuance of Series C preferred stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

In July 2013, we entered into an irrevocable standby letter of credit in the amount of $0.3 million for the benefit of our sublandlord. In addition, in February 2014, we entered into an irrevocable standby letter of credit in the amount of $0.4 million for the benefit of our landlord. Each irrevocable standby letter of credit has a term of one year and may be canceled prior to the expiration date upon the written request of the beneficiary.

Indemnification Agreements

In the normal course of business, we provide customers with indemnification provisions of varying scope against claims of intellectual property infringement by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive loss or consolidated cash flows.

Contractual Obligations and Commitments

Our contractual obligations at June 30, 2014, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 6, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Credit Facilities

As of June 30, 2014, the total outstanding amount of the term loan was $2.1 million and no further amounts were available to be drawn under that facility. This loan bears interest at a fixed annual rate of interest of 4.75%, and we are required to make equal monthly payments of principal plus accrued interest through November 1, 2015, when the loan matures and is due and payable. As of June 30, 2014, we had $11.8 million in outstanding borrowings under the revolving line of credit.

In April 2014, we and Silicon Valley Bank amended the Amended and Restated Loan and Security Agreement. The agreement, as amended, provides for continuation of the approximately $3.2 million term loan, a $35 million revolving line of credit and a new $3.0 million equipment term loan facility. The agreement was also amended to include a new financial covenant that requires that we meet certain minimum revenue levels.

Under the amendment, Silicon Valley Bank also made available the $3.0 million equipment loan facility to finance the costs related to new equipment purchases that are approved by Silicon Valley Bank. We may request advances under the equipment term loan facility through December 31, 2014, and outstanding amounts under that facility bear interest at a floating annual rate of interest equal to the prime rate plus half of one percent (0.5%). We are required to repay each equipment term loan in 36 equal monthly payments of principal plus accrued interest commencing on the first day of the month immediately following the funding of each equipment term loan.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Critical Accounting Policies, Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, capitalized software development costs, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our prospectus dated July 17, 2014, filed with the SEC on July 18, 2014, pursuant to Rule 424(b)(4) under the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and money market funds. Our borrowings under notes payable and capital lease obligations are generally at fixed interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Foreign Currency Exchange Risk

We have limited foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. As our international operations expand, our operating results may be more exposed to fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings, litigation, or claims that could materially affect our business, results of operations, cash flows, or financial position. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future results of operations, cash flows or financial position.

Item 1A.	Risk Factors

You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

Risks Related to Our Business

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $17.5 million as of June 30, 2014. Although we recorded net income in the three and six months ended June 30, 2014, we may not maintain profitability for the full fiscal year or in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, we may not be able to sustain this rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Although we began our operations in March 2007, we did not launch our platform nor begin generating substantial revenue until the second half of 2011. While we have experienced significant growth in recent periods, our short operating history and developing business model make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our platform and future features and functionality, competition from new and established companies, including those with greater financial and technical resources, acquiring and retaining customers and increasing revenue from existing customers, enhancing our platform and developing new technologies, features and functionality. You should consider our business and prospects in light of the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results and cause the market price of our common stock to decline.

We may not maintain our recent revenue growth.

Our revenue growth will depend, in part, on our ability to acquire new customers, gain a larger amount of our existing customers’ advertising spend, continue to innovate and develop new technologies, features and functionality, extend our global footprint and increase our share of and compete successfully in new, growing digital video advertising markets, and we may fail to do so. A variety of factors outside of our control could affect our revenue growth, including changes in spend budgets of advertisers and the timing and size of their spend. Decisions by advertisers to delay or reduce their advertising spending or divert spending away from video advertising could slow our revenue growth or reduce our revenue. Our success in implementing our strategy of migrating customers from our Platform Services offering to our Platform Direct offering could also slow our revenue growth as we recognize a higher amount of revenue from the same amount of spend associated with our Platform Services offering than with our Platform Direct offering. You should not consider our recent growth rate in revenue as indicative of our future growth.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not consider our past results, including our recent growth rates in terms of advertising spend and revenue, as indicative of our future performance.

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	fluctuations in demand for our platform, including seasonal variations in our customers’ advertising spend;
•	the level of advertising spend managed through our platform for a particular quarter and the mix between spend managed through our Platform Direct offering and Platform Services offering;
•	budgeting cycles and changes in video advertising budgets of and spending by our customers;

•	the length and associated unpredictability of our sales cycle;
•	the timing and amount of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	the timing and amount of investment in the development of new technologies, and features and functionality of our platform;
•	changes in the availability or price of advertising inventory;
•	the timing and success of changes in our offerings or those of our competitors;
•	changes in our pricing or pricing of our competitors’ solutions and changes in the pricing of digital video advertising generally;
•	network outages or security breaches or the perception that our platform or customer or consumer data is not secure and any associated expenses;
•	delay between our payments for advertising inventory purchased through our platform and our subsequent collection of fees from our customers related to that inventory;
•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;
•	changes in government regulation applicable to our industry;
•	foreign currency exchange rate fluctuations; and
•	general economic and political conditions in our domestic and international markets.

Based upon all of the factors described above, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may from time to time fall below our estimates.

If our customers do not maintain and increase their advertising spend through our platform, our revenue growth and results of operations will be adversely affected.

Our contracts and relationships with advertisers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their advertising spend on our platform. Furthermore, advertisers generally use multiple providers in managing advertising spend. Accordingly, we must convince our customers to use our platform, increase their usage and spend a larger share of their advertising budgets with us, and do so on an on-going basis. We may not be successful at educating and training customers, particularly our newer customers, on the benefits of our platform to increase usage and generate higher levels of advertising spend. If these efforts are unsuccessful or advertisers decide not to continue to maintain or increase their advertising spend through our platform for any other reason, then we may not attract new advertisers or our existing customers may reduce their video advertising spend through or cease using our platform. Therefore, we cannot assure you that advertisers that have generated advertising spend through our platform in the past will continue to generate similar levels of advertising spend in the future or that they will continue to use our platform at all. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that spend similarly on our platform. If our existing customers do not continue to use and increase their use of our platform, or if we are unable to attract sufficient advertising spend on our platform from new customers, our revenue could decline, which would materially and adversely harm our business and results of operations.

The market for digital video advertising for brands is relatively new and evolving. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The substantial majority of our revenue has been derived from customers that purchase digital video advertising through our platform either on a self-serve basis or with us executing campaigns for them. We expect that spend on digital video advertising will continue to be our exclusive or nearly exclusive source of revenue for the foreseeable future, and that our revenue growth will depend on increasing digital video advertising spend through our platform. The market for digital video advertising is an emerging market and today advertisers generally devote a smaller portion of their advertising budgets to digital video advertising than to traditional advertising methods, such as TV, newspapers, radio and billboards. Our current and potential customers may find digital video advertising to be less effective than other brand advertising methods, and they may reduce their spending on digital video advertising as a result. To date, digital advertising has been primarily for performance-based advertising, or relatively simple display advertising such as banner ads on websites and, until recently, was principally focused on online channels such as desktops. Emerging channels such as mobile and social media are unproven and may not develop into viable channels. The future growth of our business could be constrained by both the level of acceptance and expansion of digital video advertising as a format and emerging digital video advertising channels, including mobile video, connected TV, social video and TV formats such as video on demand, as well as the continued use and growth of existing channels. To date, nearly all of our revenue has been derived from advertising served to desktops. Even if these new channels become widely adopted, advertisers may not increase their advertising spend through platforms such as ours. If the market for digital video advertising deteriorates, develops more slowly than we expect or the shift from traditional advertising methods to digital video advertising does not continue, or there is a reduction in demand for digital video advertising caused by weakening economic conditions, decreases in corporate spending, perception that digital video advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business.

We may not be able to compete successfully against current and future competitors.

We operate in a rapidly evolving and highly competitive market, subject to changing technology, branding objectives and customer demands and with many companies providing competing solutions. We compete primarily with companies developing solutions to automate the purchase of digital video advertising impressions across multiple sources of inventory. We also compete with other companies that address certain aspects of the online digital video advertising market, including demand-side platforms and video-focused ad networks, and in-house tools and custom solutions currently used by brand advertisers and their agencies and by publishers to manage advertising activities. In addition, we compete for advertising spend with large entities that offer digital video advertising services as part of a larger solution for digital media buying. In the future, we may compete with companies developing comprehensive marketing platforms. Other companies that offer analytics, mediation, exchange or other third-party specific technologies may also compete with us. As our platform evolves and we introduce new technologies, features and functionality of our platform, we may become subject to additional competition. Some of our current and prospective competitors in the broader digital advertising market have substantially greater resources and longer histories than us in the digital advertising space, may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. These companies could develop and offer new solutions that directly compete with ours or leverage their position to make changes to their existing platforms that could be disadvantageous to our competitive position.

Increased competition may result in reduced pricing for our platform, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. A number of competitive factors could cause us to lose potential sales or to sell at lower prices or at reduced margins, including, among others:

•	competitors may establish or strengthen relationships with brands, agencies, sources of inventory or other parties, thereby limiting our ability to promote our platform and generate revenue;
•

competitors could introduce solutions that are similar to, or broader, than ours or comprehensive platforms that provide integrated solutions for multiple advertising channels including display, mobile and video;

•	competitors could reduce the prices they charge to brand advertisers and agencies;
•	companies may enter our market by expanding their platforms or acquiring a competitor; and
•	companies marketing search, social, display, mobile or web analytics services could bundle digital video advertising solutions or offer such products at a lower price as part of a larger product sale.

In addition, many of our current and potential competitors, such as Google, AOL and Adobe, have greater customer relationships and financial, marketing and technical resources than we do, allowing them to leverage a larger customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products, services and solutions, including products that may be based on new technologies or standards, than we can. If our competitors’ solutions become more accepted than our solution, our competitive position will be impaired and we may not be able to increase our revenue or may experience decreased gross margins.

We may not be able to compete successfully against current and future competitors. If we cannot compete successfully, our business, results of operations and financial condition could be negatively impacted.

A substantial portion of our business is sourced through advertising agencies that do not pay us until they receive payment from the brand, therefore increasing the length of time between our payment for media inventory and our receipt of payment for use of our platform, and our ability to collect for non-payment may be limited to the brand, increasing our risk of non-payment.

Substantially all of our Platform Services revenue and a substantial majority of our Platform Direct revenue is sourced through advertising agencies. We contract with advertising agencies as an agent for the brand. We remit payment for media inventory purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from them as the advertising agency does not pay us for use of our platform until it has received payment from the brand. This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 87 days, and average days payable outstanding, or DPO, of 80 days for 2013. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. Many of our contracts with advertising agencies provide that if the brand does not pay the agency, the agency is not liable to us, and we must seek payment solely from the brand. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with brands directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated brand advertiser base. Any write-offs for bad debt could have a material adverse effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

Our business depends in part on advertising agencies and their holding companies as intermediaries, and this may adversely affect our ability to attract and retain business.

For the year ended December 31, 2013, over 2,000 brands executed campaigns through our platform, directly or through an agency. Many brands rely upon advertising agencies in planning and purchasing advertising. Although we maintain relationships with brands, we often do not contract with them directly. In cases where we do not have a direct contractual relationship with the brand, we sell to advertising agencies that utilize our advertising solutions on behalf of their customers. Each advertising agency allocates advertising spend from brands across numerous channels and has no obligation to work with us as it embarks on digital video advertising campaigns. Accordingly, if we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the brands represented by that agency. If the advertising agency is owned by a holding company, this risk is magnified because we also risk losing business from the other agencies owned by such holding company and the brand advertisers those agencies represent. In addition, customer relationships with holding company media trading desks may adversely affect our business with advertising agencies affiliated with the holding company because some holding companies may seek to consolidate media buying to one trading desk and restrict their affiliated advertising agencies from relationships with providers that have a direct relationship with the trading desk. Because advertising agencies act as intermediaries for multiple brands, our customer base is more concentrated than might be reflected by the number of brands that use our platform. In addition, these intermediary relationships may impede our brand-building efforts, making it more difficult for us to achieve widespread brand awareness that is critical for broad customer adoption of our platform.

Our sales cycle can be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

The sales cycle for our Platform Direct business, from initial contact with a potential lead to contract execution and implementation, typically takes significant time and is difficult to predict. Our sales cycle in some cases has been up to nine months or more. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. Some of our customers undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process can be costly and time-consuming. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. Even if our sales efforts result in obtaining a new customer, under our usage-based pricing model, the customer controls when and to what extent it uses our platform and it may not use our platform sufficiently to justify the expenses incurred to acquire the customer and integrate the customer’s data in our platform and related training and support. If we are not successful in targeting, supporting and streamlining our sales processes and if revenue expected to be generated from a prospective customer is not realized in the time period expected or not realized at all, our ability to grow our business, and our operating results and financial condition may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our consolidated operating results and could cause our stock price to decline.

Our business and operations have experienced rapid growth in recent periods, which has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 57 as of December 31, 2011 to 312 as of June 30, 2014. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources as these personnel are integrated into and become productive within our organization. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow to offset our investment in research and development and sales and marketing. Maintaining and growing a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. In this regard we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Seasonal fluctuations in digital video advertising spend impact our results of operations and cash flows.

Our results of operations and cash flows vary from quarter to quarter due to the seasonal nature of advertising spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. In contrast, the first quarter of the calendar year is typically the slowest in terms of advertising spend. To the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our results of operations and operating cash flows could fluctuate materially from period to period.

We use a limited number of third-party service providers and data centers. Any disruption of service could harm our business.

The technical infrastructure for our platform is managed through a combination of third-party web hosting services providers, or third-party service providers, and our own servers which are located at a third-party data center facility. We do not control the operation of the third-party service providers or the operation of the third-party data center facility nor do we have long term agreements with the third-party service provider and data center facility that we utilize. The third-party service providers and owner of the data center facility have no obligation to continue to provide these services to us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to use a new service provider or transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.

The facilities of third-party service providers and data center are vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Moreover, we have not implemented a disaster recovery capability whereby we maintain a back-up copy of our platform permitting us to immediately switch over to the back-up platform in the event of damage or service interruption at our data center. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our platform’s performance, any of which could damage our reputation and materially and adversely affect our operating results and future prospects.

Any changes in service levels at the facilities or any errors, defects, disruptions or other performance problems at or related to the facilities that affect our platform could harm our reputation and may damage our customers’ businesses. Interruptions in our platform’s performance might reduce our revenue, subject us to potential liability, or result in reduced usage of our platform. In addition, some of our customer contracts require us to issue credits for downtime in excess of certain levels and the issuance of any credits or make-goods could harm our operating results and financial condition.

We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or “denial-of-service” or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar events, we could experience disruption in our ability to offer our platform or we could be required to retain the services of replacement providers, any of which could increase our operating costs and harm our business and reputation.

As a result of our customers’ increased usage of our platform, we will need to continually improve our hosting infrastructure.

We have experienced significant growth in the number of customers, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the increase in new customers and the expansion of existing customer advertising spend on our platform. For example, if we secure a large customer or a group of customers which require significant amounts of bandwidth or storage, we may need to increase bandwidth, storage, power or other elements of our application architecture and our infrastructure, and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers.

The amount of infrastructure needed to support our customers is based on our estimates of anticipated usage. We will need to expand our infrastructure to meet anticipated increase in usage, for which we expect to incur additional costs. In addition, if we were to experience unforeseen increases in usage, we could be required to increase our infrastructure investments further and during a time other than we expect. As use of our platform grows, we will need to devote additional resources to improving our application architecture and our infrastructure in order to maintain the performance of our platform. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased or expected increases in demand. If we incur these costs, our gross margin would be adversely impacted.

We must develop and introduce enhancements and new features and functionality that achieve market acceptance or that keep pace with technological developments to remain competitive in our evolving industry.

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new digital video advertising solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new digital video advertising industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and to continually introduce or acquire new technologies and features and functionality demanded by the market we serve. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Any new solution, product or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet evolving customer requirements, our business and operating results will be adversely affected.

Material defects or errors in our platform could result in customer dissatisfaction and harm our reputation, result in significant costs to us and impair our ability to sell our platform.

The software applications underlying our platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability, misallocation of advertising spend or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our platform could negatively impact our business and our customers’ businesses or the success of their advertising campaigns and causing customer dissatisfaction and harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our platform, customers may reduce their usage or delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts or lengthen our collection cycles for accounts receivable. Such performance problems could also result in customers making warranty or other claims against us, our giving credits to our customers toward future advertising spend or costly litigation. As a result, material defects or errors in our platform could have a material adverse impact on our business and financial performance.

The costs incurred in correcting any material defects or errors in our platform may be substantial and could adversely affect our operating results. After the release of new versions of our software, defects or errors may be identified from time to time by our internal team and by our customers. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance, customers could reduce their usage of our platform or delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

Our business depends in part on the success of our strategic relationships with third parties.

Our business depends in part on our ability to continue to successfully manage and enter into successful strategic relationships with third parties. We currently have and are seeking to establish new relationships with third parties to develop integrations with complementary technologies, sources of inventory, such as Google, and data vendors such as Nielsen. For example, in order for customers to target ads in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data regarding Internet user behavior and reports with demographic information regarding Internet users. We depend on various third parties to provide this audience data and demographic reporting. Maintaining and expanding our strategic relationships with third parties is critical to our continued success. Further, our relationships with these third parties are typically non-exclusive and do not prohibit the other party from working with our competitors. These relationships may not result in additional customers or enable us to generate significant revenue. Identifying suitable business partners and negotiating and documenting relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully execute campaigns, compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

Our business model depends upon our ability to continue to access advertising inventory that we do not own.

Our platform depends on access to advertising inventory controlled by publishers and various other providers, such as public ad exchanges, supply-side platforms, private marketplaces, ad networks and direct premium publishers. In particular, we rely on continued access to premium ad inventory in high-quality and brand-safe environments, viewable to consumers across multiple screens. We do not own the inventory of advertising upon which our business depends and, therefore, we might not always have access to inventory of sufficient quality or volume to meet the needs of our customers’ campaigns. As a result, we may have limited visibility to our future access to inventory, especially premium ad inventory and inventory in international markets. Companies such as ad networks make media buying commitments to publishers, and may compete with us and restrict our access to media inventory of those publishers. Companies such as ad exchanges charge both publishers and advertisers fees and may be able to charge advertisers lower fees than us. In addition, many publishers sell a portion of their advertising inventory directly to advertisers, and publishers may seek to do so increasingly in the future. If that were to occur, we may have fewer opportunities to provide our customers access to inventory, which would harm our ability to grow our business and our financial condition and operating results would be adversely affected.

Furthermore, as the number of competing intermediaries that purchase advertising inventory from real time bidding, or RTB, exchanges and that utilize advertising solutions providers continues to increase, intermediaries or their bidding processes may favor other bidders and we may not be able to compete successfully for advertising inventory available on RTB exchanges. Even if our bids are successful, the inventory may be of low quality or misrepresented to us, despite our attempts to prevent fraud and conduct quality assurance checks on inventory and we could be subject to liability and our business could be harmed.

In connection with Platform Services arrangements, we commit to delivery of a campaign at a fixed price in advance of acquiring the advertising inventory required for the campaign, exposing us to the risk that we may be unable to fulfill these commitments cost-effectively or at all.

In order to execute and deliver campaigns under our Platform Services arrangements, we generally enter into binding insertion orders, or IOs, with fixed price commitments which are determined prior to the launch of an advertising campaign. We do not own or otherwise control the inventory necessary to fulfill these IOs. Further, in fulfilling IO commitments, we generally purchase advertising inventory on a real-time basis during the course of the advertising campaign period, and we generally do not have fixed priced sources of supply of such inventory. Accordingly, we are not assured of having access to inventory of sufficient quality or quantity to meet the needs of our customers’ campaigns on a cost-effective basis or at all. If we are unable to obtain inventory cost-effectively, or at all, our gross margins could be negatively affected or we could be unable to fulfill our obligations under the IO, which would have a negative impact on our ability to attract and retain customers, potentially damage our reputation, expose us to liability and harm our revenue and growth.

Our Platform Services customers are not obligated to pay for advertising inventory that is not consistent with their campaigns. Since we have no recourse to suppliers, we assume full risk of loss for inventory that is not accepted by our customers.

Our Platform Services customers are not obligated to pay for advertising impressions that are not consistent with the terms of their IO with us. Further, the sources of our advertising impressions generally make no representations regarding specific characteristics of an impression relevant to any campaign. In addition, we have made and expect to continue to make purchasing decisions during the fulfillment of campaigns resulting in the purchase of impressions that are not acceptable to the advertiser. These decisions may result from mistakes due to human error by our personnel or a systems error. In other cases, third-party verification technology used by the customer may reach a different conclusion about the suitability of the inventory. In any of these cases, the advertiser may reject impressions that do not meet the terms of the IO, we may be required to provide a credit or be considered to be in breach of our obligations and we would have no recourse to the supplier. As a result, our gross margins and our ability to attract and retain customers could be negatively affected, we could be exposed to liability and our revenue and growth could be harmed.

If we fail to detect fraudulent or unacceptable ad placements, or if we serve advertisements on websites with inappropriate content, our reputation will be damaged, advertisers may reduce the use of or stop using our platform, and we may incur liabilities.

Our business depends in part on providing our advertisers with services that are trusted and safe for their brands and that provide the anticipated value. We frequently have contractual commitments to take reasonable measures to prevent advertisements from appearing on websites with inappropriate content or on certain websites that our advertisers may identify. Our advertisers also expect that ad placements will not be misrepresented, such as auto-play in banner placements marketed as pre-roll inventory, and that ad impressions represent the legitimate activity of human internet users. We use proprietary technologies and third party services in our efforts to detect and block inventory on websites with inappropriate content, misrepresented ad placements and fraudulent bot generated impressions. However, technologies utilized by bad actors are constantly evolving and preventing and combating fraud and inappropriate content requires constant vigilance and investment of time and resources. We may not always be successful in our efforts to do so. We may serve advertisements on inventory that is objectionable to our advertisers, and our software may also inadvertently purchase inventory on behalf of our advertisers that proves to be unacceptable for advertising campaigns, such as fraudulent bot generated impressions. In addition, negative publicity around fraudulent digital advertising placements may adversely impact the perceptions of advertisers regarding programmatic purchasing of digital advertising. As a result, we may lose the trust of our advertisers, which would harm our brand and reputation, our advertisers may reduce the use of or stop using our platform, we may be exposed to liabilities or the need to provide credits or refunds, and our business and financial performance may be harmed.

If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform and we may incur significant liabilities.

Security breaches could result in the loss of information, litigation, indemnity obligations and other liability. We collect, store and transmit information of, or on behalf of, our advertisers. While we have security measures in place, our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could incur other liability.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on intellectual property laws, including trade secret, copyright, trademark and patent laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our platform.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services or solutions similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. In addition, we might be required to spend significant resources to monitor and protect our intellectual property rights, and our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, whether or not it is resolved in our favor, and could ultimately result in the impairment or loss of portions of our intellectual property. Any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties.

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective protection of our intellectual property may not be available to us in every country in which our platform are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, or non-practicing entities, whose sole primary business is to assert such claims. We have received in the past, and expect to receive in the future, notices that claim we or our customers using our platform have misappropriated or misused other parties’ intellectual property rights. If we are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.

In addition, in many instances, we have agreed to indemnify our customers against certain claims that our platform infringes the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease offering or using technologies that incorporate the challenged intellectual property;
•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•	redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results. Furthermore, our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them.

Our use of open source technology could impose limitations on our ability to commercialize our platform.

We use open source software in our platform. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by the courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach customer contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and operating results.

Expanding our international operations subjects us to new challenges and risks.

We have offices in seven countries outside the United States, and as we continue to expand our customer base outside the United States, our business is increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our platform, including translation into foreign languages and associated expenses;
•	the need to support and integrate with local advertisers, agencies, publishers and partners;
•	competition with service providers that have greater experience in the local markets than we do or who have pre-existing relationships with potential customers in those markets;
•

compliance with multiple, potentially conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations such as the EU Data Privacy Directive;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•	difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure;
•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal compliance costs associated with international operations;
•	different or lesser protection of our intellectual property rights;
•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles, higher levels of credit risk and other collection difficulties;
•

compliance with applicable laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to our international operations, the complexity and adverse consequences of such tax laws and potentially adverse tax consequences due to changes in such tax laws;

•	restrictions on repatriation of earnings; and
•	regional economic and political conditions.

As a result of these risks, any potential future international expansion efforts that we may undertake will not be successful.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales and accounts receivable denominated in multiple currencies including Australian Dollars, British Pound Sterling, Canadian Dollars, Euros, Japanese Yen and Singapore Dollars. In addition, we purchase advertising in local currencies and incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue from international operations would be adversely affected. Our operating results could be negatively impacted depending on the amount of cost of revenue or operating expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Unfavorable conditions in the global economy could limit our ability to grow our business and negatively affect our operating results.

Revenue growth and potential profitability of our business depends on the level of digital video advertising spend in the markets we serve. To the extent that weak economic conditions cause our customers and potential customers to freeze or reduce their advertising budgets, particularly those for digital video advertising, demand for our platform may be negatively affected. Historically, economic downturns have resulted in overall reductions in advertising spend. If economic conditions deteriorate or do not materially improve, our customers and potential customers may elect to decrease their advertising budgets or defer or reconsider software and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

Our business depends on our founders and retaining and attracting qualified management and technical personnel and maintaining or expanding our sales and marketing capabilities.

Our success depends upon the continued service of Brett Wilson, our co-founder, President and Chief Executive Officer, other members of our senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified management and operating personnel. We do not maintain key person life insurance policies on any of our employees. While we have offer letters with certain of our key employees, we do not have fixed term employment agreements with Mr. Wilson or any of our other key employees. Each of Mr. Wilson, other executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. Our business also requires skilled engineering, product and sales personnel, who are in high demand and are difficult to recruit and retain. As we continue to innovate and develop our platform and expand into additional geographic markets, we will require personnel with expertise in these areas. Competition for qualified employees is intense in our industry and particularly so in the San Francisco Bay Area, California, where most of our technical employees are based. The loss of Mr. Wilson or any other member of our senior management team or, even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could delay or prevent the achievement of our business objectives and could materially harm our business and our customer relationships.

Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. These new employees require significant training and experience before they achieve full productivity. For internal planning purposes, we assume that it will take approximately nine months before a newly hired sales representative is fully trained and productive in selling our platform. This amount of time may be longer for sales personnel focused on new geographies or specific market segments. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenue they produce for a significant period of time, if at all. Our recent hires and planned hires may not become productive as quickly as we would like or to the extent we expect, and we may not be able to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be seriously harmed if these efforts do not work as planned or generate a corresponding significant increase in revenue.

If the use of “third-party cookies” or other tracking technologies (including pixels) is rejected by Internet users, restricted or otherwise subject to unfavorable terms, such as by non-governmental entities, our performance may decline and we may lose customers and revenue.

Some features of our platform use cookies or other technologies, such as pixels, which we refer to as cookies. Our cookies are known as “third-party cookies” because they are placed on individual browsers when Internet users visit a website on which we serve an ad. These cookies are placed through an Internet browser on an Internet user’s computer and correspond with a data set that we keep on our servers. Our cookies record non-personal information about Internet users’ interactions with our advertiser customers through a browser while the cookie is active. We use these cookies to help us achieve our brand advertisers’ campaign goals, to help us ensure that the same Internet user does not see the same advertisement multiple times, to report aggregate information to our advertisers regarding the performance of their advertising campaigns, and to detect and prevent fraudulent activity. We also use data from cookies to help us decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. If our access to cookie data is reduced, our ability to conduct our business in the current manner may be affected and thus undermine the effectiveness of our platform.

Internet users may easily block and/or delete cookies (e.g., through their browsers or “ad blocking” software). The most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers, or are set to block third-party cookies by default. If more browser manufacturers and Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. Some government regulators (discussed below) and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. If Internet users adopt a “Do Not Track” browser setting, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, prohibits us from using non-personal data as we currently do, then that could hinder growth of video advertising on the web generally, cause us to change our business practices and adversely affect our business.

In addition, browser manufacturers could replace cookies with their own product and require us to negotiate and pay them for use of such product to record information about Internet users’ interactions with our brand advertiser customers, which may not be available on commercially reasonable terms or at all.

We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies to compensate for the lack of cookie data, which we may not be able to do. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Legislation and regulation of online businesses, including privacy and data protection regimes, is expansive, not clearly defined and rapidly evolving. Such regulation could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our technology platform or business model.

Government regulation may increase the costs of doing business online. Federal, state, municipal and foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, video advertising online, the use of data to inform advertising, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual Internet users. Although we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store IP addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. For instance, the Children’s Online Privacy Protection Act, or COPPA, imposes requirements on website operators and online services that are aimed at children under the age of 13 years of age. COPPA was recently amended to require notice and parental consent to include persistent identifiers for behavioral advertising and other tracking across websites. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect, restrict our ability to use identifiers to collect information, and, thus, affect our ability to collect data, the costs of doing business online, and affect our the demand for our platform, the ability to expand or operate our business, and harm our business.

U.S. and non-U.S. regulators also may implement “Do-Not-Track” legislation, particularly if the industry does not implement a standard (discussed above). Effective January 1, 2014, the California Governor signed into law an amendment to the California Online Privacy Protection Act of 2003. Such amendment requires operators of commercial websites and online service providers, under certain circumstances, to disclose in their privacy policies how such operators and providers respond to browser “do not track” signals.

Some of our activities may also be subject to the laws of foreign jurisdictions, whether or not we are established or based in such jurisdictions. Within the European Union, or EU, where we currently have an active presence in the United Kingdom, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have implemented legislation requiring entities to obtain the user’s consent before placing cookies for targeted advertising purposes. Additional EU member state laws may follow. We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies to compensate for the lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. In addition, certain information, such as IP addresses as collected and used by us may constitute “personal data” in certain non-U.S. jurisdictions, including in the United Kingdom, and therefore certain of our activities could be subject to EU laws applicable to the processing and use of personal data.

In addition, we may inadvertently receive personal information from advertisers or advertising agencies or through the process of executing video advertising campaigns or usage of our platform. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our operations, financial performance and business. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future advertisers and advertising agencies.

Our revenue may be adversely affected if we are required to charge sales taxes or other taxes for our platform.

States, countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future, or states or jurisdictions in which we already pay tax may increase the amount of taxes we are required to pay. A successful assertion by any state, country or other jurisdiction in which we do business that we should be collecting sales or other taxes on the revenue of our platform could, among other things, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage customers from using our platform or otherwise substantially harm our business and results of operations.

The forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in digital video advertising and other markets, may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improve our operating infrastructure or acquire complementary businesses and technologies. In addition, we remit payment for media inventory purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from them as the advertising agency does not pay us for use of our platform until it has received payment from the brand. This payment process will continue to consume working capital and the effect on our cash flows may become more pronounced if we continue to grow our business. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth, particularly if we experience unexpected increases in advertising spend through our platform, and to respond to business challenges could be significantly impaired.

We may selectively pursue acquisitions of complementary businesses and technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may selectively pursue acquisitions of complementary businesses and technologies that we believe could complement or expand our applications, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have limited experience with acquiring other businesses or technologies. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs or liabilities associated with the acquisition;
•	incurrence of acquisition-related costs;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•

difficulty converting the customers of the acquired business onto our applications and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;
•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business; and use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and that are not adequately covered by indemnities. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

If we are unable to implement and maintain effective internal control over financial reporting investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2015, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Businesses Act of 2012, or the JOBS Act. As we have not conducted an evaluation of the effectiveness of our internal control over financial reporting, we may have undiscovered material weaknesses. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities, which could require additional financial and management resources.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The Nasdaq Stock Market, or NASDAQ, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance on the terms that we would like. As a public company, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For as long as we are an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) July 17, 2019.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of June 30, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Ownership of Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have and may continue to provide guidance about our business and future operating results as part of our press releases, conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

The price of our common stock has been volatile and may continue to be volatile and may decline regardless of our financial performance.

Technology stock have historically experienced high levels of volatility.  The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Factors that could cause fluctuations in the trading price of our common stock include:

•	overall performance of the equity markets;
•	the development and sustainability of an active trading market for our common stock;
•	our operating performance and the performance of other similar companies;
•

changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	press releases or other public announcements by us or others, including our filings with the SEC;
•	changes in the market perception of digital video advertising solutions generally or in the effectiveness of our platform in particular;
•	announcements of technological innovations, new applications, features, functionality or enhancements to products, services or solutions by us or by our competitors;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	announcements regarding litigation involving us;

•	recruitment or departure of key personnel;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	our entry into new markets;
•	regulatory developments in the United States or foreign countries;
•	the economy as a whole, market conditions in our industry, and the industries of our customers;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors discussed in this Quarterly Report on Form 10-Q.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Substantial future sales of shares by our stockholders could negatively affect our stock price.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales might occur or if there is a large number of shares of our common stock available for sale, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. After the IPO, we have approximately 29.7 million shares of common stock outstanding.

All of the shares of common stock sold in the IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for (1) any shares held by our affiliates as defined in Rule 144 under the Securities Act, and (2) approximately 2.9 million and 0.7 million shares purchased by entities affiliated with Foundation Capital, LLC and the entities affiliated with Trinity TVL X, LLC, respectively, in the IPO, which are subject to a 180-day lock-up agreement. All of the remaining shares of common stock outstanding after the IPO, based on shares outstanding as of June 30, 2014, will be restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after July 17, 2014. These shares will become available to be sold 181 days after the date of such prospectus, except with respect to any shares held by our affiliates, which will be subject to restrictions under Rule 144 and except for any shares purchased in the IPO by entities affiliated with Foundation Capital, LLC or Trinity TVL X, LLC as described above.

Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. may, in their sole discretion together, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Our equity incentive plans allow us to issue, among other things, stock options, restricted stock, and restricted stock units. As a result, any shares issued or granted under the plans also will be freely tradable in the public market, subject to lock-up agreements as applicable. If equity securities are issued under the plans and it is perceived that they will be sold in the public market, then the price of our common stock could decline substantially.

Holders of approximately15.5 million shares of our common stock and a warrant holder have rights, subject to conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Once we have registered the resale of these shares, they can be sold in the public market. If these additional shares are sold, or it is perceived that they will be sold, the trading price of our common stock could decline.

The concentration of our common stock ownership with our executive officers, directors and affiliates will limit your ability to influence corporate matters.

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate, 74% of our outstanding common stock as of June 30, 2014. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and by-laws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to defend against a takeover attempt;
•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;
•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
•	prevent stockholders from calling special meetings; and
•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

During the three months ended June 30, 2014, we granted our directors, employees, consultants and other service providers restricted stock units for an aggregate of 267,085 shares of common stock under the 2007 Equity Compensation Plan in exchange for services.

During the three months ended June 30, 2014, we issued 203,019 shares of common stock to our directors, employees, consultants and other service providers upon exercise of options granted by us under our 2007 Equity Compensation Plan, with exercise prices ranging from $0.02 to $2.76 per share, for an aggregate purchase price of $12,598.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

(b) Use of Proceeds

On July 23, 2014, we consummated our initial public offering of 7,187,500 shares of our common, stock including 937,500 shares issued upon the full exercise of the underwriters’ overallotment option. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194817), which was declared effective by the SEC on July 17, 2014. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBC Capital Markets, LLC. BMO Capital Markets Corp. and Oppenheimer & Co. Inc. acted as the underwriters for the offering. The public offering price of the shares sold in the offering was $7.00 per share. The total gross proceeds from the offering to us were $50.3 million. After deducting underwriting discounts and commissions of approximately $3.5 million and offering expenses payable by us of $3.5 million, we received approximately $43.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 18, 2014 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in short-term, interest bearing obligations.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUBEMOGUL, INC.
By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 27, 2014
By:	/s/ Paul Joachim
Paul Joachim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 27, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.5 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-194817)).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.
†

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

+

Pursuant to applicable securities laws and regulations, these interactive data files are deemed furnished not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed furnished not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.