Form 10-Q
period 2014-09-30
TUBEMOGUL INC
filed 2014-11-14
CIK 1449278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. As of November 10, 2014, the registrant had 29,792,201 shares of common stock, $0.001 par value per share, outstanding.

Report Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TUBEMOGUL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$19,475	$48,199
Accounts receivable, net of allowance for doubtful accounts	46,920	65,965
Prepaid expenses and other current assets	1,420	2,733
Total current assets	67,815	116,897
Deferred tax assets	468	368
Property, equipment and software, net	1,467	3,917
Restricted cash	334	742
Other assets	531	456
Total assets	$70,615	$122,380
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,032	$19,390
Accrued liabilities	34,414	25,838
Convertible note	419	401
Current portion of note payable, net of discount	1,416	1,470
Convertible preferred stock warrant liability	684	—
Deferred revenue	467	1,313
Deferred tax liabilities	468	368
Total current liabilities	41,900	48,780
Deferred rent	97	537
Note payable, net of current portion and discount	1,363	252
Total liabilities	43,360	49,569
Stockholders’ equity:
Convertible preferred stock:
Series A; $0.001 par value; 4,177,390 and 0 shares authorized as of December 31,2013 and September 30, 2014; 2,088,704 and 0 shares issued and outstanding as of December 31, 2013 and September 30, 2014, respectively	2	—
Series A-1; $0.001 par value; 7,847,028 and 0 shares authorized as of December 31, 2013 and September 30, 2014; 3,846,357 and 0 shares issued and outstanding as of December 31, 2013 and September 30, 2014, respectively	4	—
Series B; $0.001 par value; 10,298,658 and 0 shares authorized as of December 31, 2013 and September 30, 2014; 5,149,330 and 0 shares issued and outstanding as of December 31, 2013 and September 30, 2014, respectively	5	—
Series C; $0.001 par value; 8,851,871 and 0 shares authorized as of December 31, 2013 and September 30, 2014; 4,425,939 and 0 shares issued and outstanding as of December 31, 2013 and September 30, 2014, respectively	5	—
Preferred stock; $0.001 par value; 0 and 10,000,000 shares authorized as of December 31, 2013 and September 30, 2014, respectively; 0 shares issued and outstanding as of December 31, 2013 and September 30, 2014	—	—
Common stock; $0.001 par value; 62,000,000 and 200,000,000 shares authorized as of December 31, 2013 and September 30, 2014, respectively; 6,674,757 and 29,790,224 shares issued and outstanding as of December 31, 2013 and September 30, 2014, respectively	7	30
Additional paid-in capital	46,116	92,178
Accumulated deficit	(18,841)	(19,241)
Accumulated other comprehensive loss	(43)	(156)
Total stockholders’ equity	27,255	72,811
Total liabilities and stockholders’ equity	$70,615	$122,380

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
Revenue:
Platform Direct	$4,649	$12,114	$10,937	$32,929
Platform Services	8,304	15,306	24,237	45,232
Total revenue	12,953	27,420	35,174	78,161
Cost of revenue	4,487	8,255	12,167	23,578
Gross profit	8,466	19,165	23,007	54,583
Operating expenses:
Research and development	3,204	5,287	8,354	14,035
Sales and marketing	5,231	8,783	14,648	24,997
General and administrative	3,097	5,583	6,924	14,725
Total operating expenses	11,532	19,653	29,926	53,757
(Loss) Income from operations	(3,066)	(488)	(6,919)	826
Other (expense) income, net:
Interest expense, net	(41)	(63)	(134)	(183)
Change in fair value of convertible preferred stock warrant liability	(36)	—	(55)	168
Foreign exchange gain (loss)	165	(1,102)	(346)	(1,010)
Other income (expense), net	88	(1,165)	(535)	(1,025)
Net loss before income taxes	(2,978)	(1,653)	(7,454)	(199)
Provision for income taxes	(34)	(64)	(68)	(201)
Net loss	$(3,012)	$(1,717)	$(7,522)	$(400)
Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(0.06)	$(1.14)	$(0.03)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	6,618,719	29,058,656	6,605,833	14,345,685

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
Net loss	$(3,012)	$(1,717)	$(7,522)	$(400)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(33)	17	(42)	(113)
Comprehensive loss	$(3,045)	$(1,700)	$(7,564)	$(513)

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Series A		Series A-1		Series B		Series C
	convertible		convertible		convertible		convertible							Accumulated
	preferred stock		preferred stock		preferred stock		preferred stock		Preferred stock		Common stock		Additional	other		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Comprehensive loss	Accumulated deficit	stockholders’ equity
Balances, December 31, 2013	2,088,704	$2	3,846,357	$4	5,149,330	$5	4,425,939	$5	—	$—	6,674,757	$7	$46,116	$(43)	$(18,841)	$27,255
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	324,357	—	275	—	—	275
Conversion of convertible preferred stock to common stock	(2,088,704)	(2)	(3,846,357)	(4)	(5,149,330)	(5)	(4,425,939)	(5)	—	—	15,510,330	16	—	—	—	—
Cashless exercise of stock warrants to common stock	—	—	—	—	—	—	—	—	—	—	93,280	—	516	—	—	516
Issuance of common stock from initial public offering, net of issuance costs of $3,349	—	—	—	—	—	—	—	—	—	—	7,187,500	7	43,435	—	—	43,442
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,836	—	—	1,836
Unrealized exchange loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(400)	(400)
Balances, September 30, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	29,790,224	$30	$92,178	$(156)	$(19,241)	$72,811

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months
	Ended September 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(7,522)	$(400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	549
Loss (gain) on change in value of convertible preferred stock warrant liability	55	(168)
Provision for doubtful accounts	387	526
Provision for credit memos	—	1,173
Stock-based compensation expense	444	1,836
Changes in operating assets and liabilities:
Accounts receivable	(6,282)	(20,745)
Prepaid expenses and other current assets	(1,949)	(1,313)
Payments of costs related to initial public offering	—	(3,349)
Other assets	198	75
Accounts payable	347	15,179
Accrued liabilities	6,798	(8,576)
Deferred rent	(5)	440
Deferred revenue	(166)	846
Deferred tax assets	—	100
Deferred tax liabilities	—	(100)
Net cash used in operating activities	(7,497)	(13,927)
Cash flows from investing activities:
Restricted cash	(334)	(408)
Purchases of property, equipment and software	(1,063)	(2,819)
Net cash used in investing activities	(1,397)	(3,227)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	—	46,791
Proceeds from issuance of Series C preferred stock, net of issuance cost	10,913	—
Repayments on notes payable	(1,007)	(1,057)
Proceeds from line of credit	—	11,800
Repayment of line of credit	—	(11,800)
Proceeds from issuance of convertible note	218	—
Proceeds from options exercised	4	275
Net cash provided by financing activities	10,128	46,009
Effect of exchange rate changes on cash and cash equivalents	(41)	(131)
Net increase in cash and cash equivalents	1,193	28,724
Cash and cash equivalents, beginning of period	19,670	19,475
Cash and cash equivalents, end of period	$20,863	$48,199
Supplemental disclosures:
Cash paid for interest	$134	$71
Conversion of preferred stock to common stock	—	16
Conversion of preferred stock warrants to common stock warrants	—	516
Cashless exercise of stock warrants to common stock	—	82
Equipment purchased and unpaid at period-end	—	179

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data and where otherwise noted)

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

On July 23, 2014, the Company consummated its initial public offering of 7,187,500 shares of common stock at an offering price of $7 per share. The shares sold in the offering included 937,500 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were $46.8 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with this offering of $3.3 million.

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

Capitalized Internal-Use Software Development Costs

For web site development costs and development costs related to the Company’s platform, the Company capitalizes qualifying computer software costs which are incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred to research and development. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $94 and $517 in internal-use software development costs related to platform enhancement and website development cost during the three months ended September 30, 2013 and 2014, respectively, and $527 and $818 during the nine months ended September 30, 2013 and 2014, respectively. These costs are included in property, equipment and software, net on the consolidated balance sheets. Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally three years. Costs for research and development efforts have been expensed as incurred and relate primarily to payroll costs incurred in the development of the platform.

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

Restricted Cash

Restricted cash at December 31, 2013 and September 30, 2014 represents cash restricted for the Company’s irrevocable standby letters of credit in the amount of $334 and $742, respectively for the benefit of certain of the Company’s real property lessors.

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

The following table presents the changes in the allowance for doubtful accounts:

	Year Ended	Nine months Ended
	December 31,	September 30,
	2013	2014
Balance, beginning of period	$(350)	$(714)
Additions to allowance	(539)	(1,699)
Write offs, net of recoveries	175	1,060
Balance, end of period	$(714)	$(1,353)

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

Construction in process mainly consists of leasehold improvements and furniture at the Company’s offices under construction, as well as server equipment that has not been placed in service as of September 30, 2014. Upon completion of construction and commencement of the use of the server, the assets will be depreciated over the shorter of their useful lives or the remaining lease term.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at December 31, 2013 and September 30, 2014, measured at fair value on a recurring basis:

	Financial Instruments at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents-money market	$19,475	$—	$—	$19,475
Liability:
Warrant Liability	$—	$—	$684	$684

	Financial Instruments at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents-money market	$48,199	$—	$—	$48,199
Liability:
Warrant Liability	$—	$—	$—	$—

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

	Year Ended	Nine months Ended
	December 31,	September 30,
	2013	2014
Balance, beginning of period	$296	$684
Change in fair value of convertible preferred stock warrant liability	388	(168)
Conversion of warrants to common stock	—	(516)
Balance, end of period	$684	$—

Since all carrying amounts of these investments approximate fair value, no other comprehensive income or loss has been recognized. There were no sales, purchases, settlements, or transfers in or out of Level 3 liabilities.

Other financial instruments not measured at fair value on the accompanying consolidated balance sheets at December 31, 2013 and September 30, 2014, but which require disclosure of their fair values include accounts receivable, accounts payable, accrued expenses and debt. The estimated fair values of such instruments at December 31, 2013 and September 30, 2014 approximated their carrying values. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s convertible preferred stock warrant:

	Fair Value	Fair Value		Significant
	at December 31,	September 30,	Valuation	unobservable
	2013	2014	technique	input
Convertible preferred warrant liability	$684	$—	Monte Carlo Simulation	Value of underlying Series A-1 preferred stock, volatility, and expected term.

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

The Company recognizes interest and penalties related to income taxes in its provision for income tax.

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

Advertising Costs

The Company’s policy is to expense all advertising costs as incurred. Advertising expense includes costs for user conferences, tradeshows, print marketing and design consulting. Advertising expense was $946 and $1.6 million for the three months ended September 30, 2013 and 2014, respectively, and was $2.3 million and $3.2 million for the nine months ended September 30, 2013 and 2014, respectively, and is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.

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

Earnings Per Share

The Company applies the two-class method for calculation and presenting earnings per share. Under the two-class method, net income is allocated between common units and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common units according to a pre-determined formula or a contractual obligation to share in the income of the entity. Upon the conversion of the preferred stock and preferred stock warrants at the time of the IPO, there are no other participating securities outstanding. Basic net (loss) income per common unit is calculated by dividing the net income by the weighted-average number of common units outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. Due to the net losses for the three and nine months ended September 30, 2013 and 2014, there is no impact or change in presentation as a result of applying the two-class method.

Concentration of Risk

As of December 31, 2013, one customer accounted for 14% of outstanding gross accounts receivable. This customer is an advertising agency. There were no customers that accounted for more than 10% of revenue during the year ended December 31, 2013. Branches or divisions of an advertiser that operate under distinct contracts are generally considered as separate customers. In particular, the Company treats as separate customers different groups within global advertising agencies if they are based in different jurisdictions or with respect to which the Company negotiated and manages separate contractual relationships.

Three media vendors individually accounted for 26%, 18% and 12% of total media cost for the year ended December 31, 2013.

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchanges rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity, on the accompanying consolidated balance sheets. Foreign exchange gain (loss) is impacted by movements in exchange rates and the amount of foreign-currency denominated receivables and payables. The foreign exchange loss in the three months and nine months ended September 30, 2014 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Australian Dollar, Canadian Dollar, British Pound and Euro for foreign-currency denominated transactions.

Deferred Offering Costs

Deferred offering costs consisted primarily of direct incremental costs related to the Company’s initial public offering (IPO) of its common stock. The Company recorded $129 of deferred offering costs in other assets on the Company’s condensed consolidated balance sheets as of December 31, 2013. No deferred offering costs are included as of September 30, 2014. Upon completion of the IPO, the deferred offering costs of $3.3 million were offset against the proceeds of the offering.

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

2. Property, Equipment and Software

Property, equipment and software as of December 31, 2013 and September 30, 2014 consisted of the following:

	December 31,	September 30,
	2013	2014
Computer and office equipment	$607	$1,055
Capitalized internal use software costs	636	914
Furniture and fixtures	369	976
Software	73	168
Leasehold improvements	202	752
Construction in process	—	1,016
	1,887	4,881
Less accumulated depreciation and amortization	(420)	(964)
Total	$1,467	$3,917

Total depreciation and amortization expense, excluding amortization of capitalized internal use software costs, was $71 and $172 for three months ended September 30, 2013 and 2014, respectively and $151 and $372 for the nine months ended September 30, 2013 and 2014, respectively. The amortization expense of capitalized internal use software costs was $33 and $68 for three months ended September 30, 2013 and 2014, respectively and $47 and $177 and for the nine months ended September 30, 2013 and 2014, respectively and is recorded in cost of revenue.

3. Accrued Liabilities

Accrued liabilities at December 31, 2013 and September 30, 2014, consisted of the following:

	December 31,	September 30,
	2013	2014,
Accrued media costs	$28,603	$19,525
Sales commissions	1,296	1,833
Payroll and related expenses	1,750	2,586
Other accrued expenses	1,321	1,011
Customer rebates	1,444	883
	$34,414	$25,838

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through December 31, 2013 and September 30, 2014.

4. Debt Obligations

Note Payable

Growth Capital Term-Debt and Working Capital Line of Credit

On August 21, 2013, the Company entered into an amended and restated loan and security agreement providing for a growth capital facility and a revolving line of credit. Under the growth capital facility, the Company has the ability to borrow a maximum of $4.25 million in growth capital term loan advances, which bear an interest rate of 4.75% and are secured by the Company’s assets.  Under the revolving line of credit, the Company may be advanced up to $20 million based on 80% of eligible accounts receivable less the outstanding growth capital term loan balance at the advance date as defined in the amended agreement. Monthly payments of principal and interest are payable in equal installments. As of September 30, 2014, the balance of the growth capital loan was $1.73 million, less the remaining warrant discount of $5 for a net balance of $1.72 million.

On April 18, 2014, the Company entered into an amendment to its amended and restated loan and security agreement dated August 21, 2013. The amendment increased the revolving line of credit to $35 million, extended the availability and maturity of the revolving line through April 1, 2016, and added a new $3 million equipment term loan facility. The amendment also introduced a new financial covenant that requires the Company meet certain minimum revenue levels. As of September 30, 2014, the Company had available borrowings under the revolving line of credit of $33.6 million.

Under the amended and restated loan and security agreement, as amended, the Company may borrow under the revolving line of credit up to the lesser of (a) $35 million, and (b) a borrowing base equal to 80% of eligible accounts receivable as defined in the agreement, as amended. If the Company’s trailing nine-month EBITDA as defined in the amendment is less than $1,000,000, then the outstanding amount of advances under the equipment loan facility are deducted from availability. Advances under the line of credit accrue interest at a floating per annum rate equal to the Western Edition Wall Street Journal prime rate. While the interest rate applicable to outstanding advances under the revolving line did not change under the amendment, the Company is now required to pay a minimum amount of interest equal to the amount of interest that would accrue per quarter on a notional outstanding principal balance of $2 million, or $1 million if the Company maintains more than $50 million in deposits with the lender.

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

Under the amended and restated loan and security agreement, as amended, the lender has also made available a $3 million equipment loan facility that can be used to finance the costs related to new equipment purchases that are approved by the lender. The Company may request advances under the equipment term loan facility through December 31, 2014, and outstanding amounts under that facility bear interest at a floating annual rate of interest equal to the prime rate plus half of one percent (0.5%). The Company is required to repay each equipment term loan in 36 equal monthly payments of principal plus accrued interest commencing on the first day of the month immediately following the funding of each equipment term loan. There were no outstanding borrowings under the equipment loan facility as of September 30, 2014.

Future Payments

Future principal payments of long-term debt as of September 30, 2014 were as follows:

2014 (remaining 3 months)	$363
2015	1,364
Total	$1,727
Discount	(5)
Less current portion	(1,470)
Noncurrent portion of debt	$252

Warrants

In connection with a note payable issued in March 2010, the Company issued a warrant to purchase 77,161 shares of Series A-1 preferred stock at a price of $0.8748 per share. The warrant will expire in 2020. The warrant contains a down round protection clause. The Company accounted for the warrant at fair value and recorded it as a liability in accordance with FASB ASC Subtopic 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity. Changes in the fair value of the warrant from the date of issuance up to the balance sheet date are included in the accompanying consolidated statements of operations and comprehensive loss during the year. The fair value of the warrant liability is based on a Monte Carlo Simulation that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency, and exercise price.

On July 23, 2014, upon the closing of the Company’s IPO, the warrant converted from a warrant to purchase Series A-1 preferred stock to a warrant to purchase shares of common stock, and the liability at its then fair value of $516 was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other (expense) income in the accompanying unaudited condensed consolidated statements of operations. On August 15, 2014, the warrant was net exercised in full for 69,895 shares of common stock.

The following assumptions were used at December 31, 2013 and July 23, 2014 (date of warrant conversion):

	December 31,	July 23,
	2013	2014
Risk-free interest rate	3.04%	2.53%
Expected volatility	80%	80%
Expected lives	6.3 years	5.8 years
Fair value of underlying equity	$9.40	$7.00

The Company recorded the fair value of the warrant at issuance of $56 as a discount to the note payable to be amortized over the three year life of the loan.

The warrant liability recorded by the Company was $684 and $0 at December 31, 2013 and September 30, 2014, respectively. A revaluation loss (gain) of  $36 and $0 was recorded during the three months ended September 30, 2013 and 2014, respectively and $55 and $(168) during the nine months ended September 30, 2013 and 2014, respectively, relating to the change in fair value in each period.

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

5. Stockholders’ Equity

Initial Public Offering

On July 23, 2014, the Company consummated its initial public offering of 7,187,500 shares of common stock at an offering price of $7 per share. The shares sold in the offering included 937,500 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were approximately $46.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with this offering of $3.3 million.  Upon the closing of the IPO, all shares of the Company’s previously outstanding preferred stock automatically converted into shares of common stock and outstanding warrants to purchase the Company’s preferred stock automatically became exercisable for shares of common stock. As a result, as of July 23, 2014, the Company had 29,683,122 shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

Common and Preferred Stock

In association with its IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the Company’s certificate of incorporation, which was effective immediately following the closing of the IPO on July 23, 2014.  Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

The following table presents the shares authorized and issued and outstanding as of the periods presented:

		Shares	Issuance
	Shares	Issued and	Price Per	Carrying	Liquidation
	Authorized	Outstanding	Share	Value(1)	Preference
Series A	4,177,390	1,257,838	$1.21	$1,448	$1,525
Series A	—	830,866	0.9093	756	1,007
Series A-1	7,847,028	3,675,129	0.8748	3,128	3,215
Series A-1	—	171,228	0.6998	120	150
Series B	10,298,658	5,149,330	1.942	9,896	10,000
Series C	8,851,871	4,425,939	6.4748	28,564	28,658
Common stock, $0.001 par value	62,000,000	6,674,757
Balance as of December 31, 2013	93,174,947	22,185,087		$43,912	$44,555
Converted	(31,174,947)	(15,510,330)
Preferred stock as of September 30, 2014	10,000,000	—
Common stock, $0.001 par value as of September 30, 2014	200,000,000	29,790,224

(1)	Amounts are net of issuance costs.

6. Commitments and Contingencies

Lease Commitments

At various dates throughout 2013 and during the nine months ended September 30, 2014, the Company entered into leases and subleases for office space. The leases expire at various dates through 2021.

The Company’s commitments for minimum rentals under these leases as of September 30, 2014 are as follows:

Operating
leases
2014 (remaining 3 months)	$1,370
2015	1,735
2016	1,544
2017	1,085
2018	889
Thereafter	1,694
Total minimum lease payments	$8,317

Rent expense was $275 and $644 for the three months ended September 30, 2013 and 2014, respectively and $756 and $1.7 million for the nine months ended September 30, 2013 and 2014, respectively.

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

7. Stock-Based Compensation

On July 9, 2007, the board of directors and stockholders of the Company approved and adopted the TubeMogul, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) that permitted the grant of incentive and nonqualified stock options, stock awards (including restricted stock units), and stock appreciation rights to purchase shares of the common stock of the Company. Under the 2007 Plan, shares of common stock are reserved for the issuance of permitted awards to eligible participants. Options granted generally vest and become exercisable over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. Restricted stock units (RSUs) granted are generally released from restriction over a four year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter. Common shares purchased or issued under the 2007 Plan are subject to certain restrictions, including the right of first refusal by the Company for sale or transfer of shares to outside parties. The Company’s right of first refusal terminated upon completion of the Company’s IPO.

The Company has authorized and reserved a total of 6,093,703 shares of common stock under the 2007 Plan for the grant of permitted awards to employees, directors, consultants, and other service providers for the Company or related companies. The 2007 Plan terminated effective July 18, 2014, though it continues to govern outstanding awards issued under the 2007 Plan prior to July 18, 2014.

In February 2014, the Company’s board of directors and stockholders approved and adopted the TubeMogul, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), and the 2014 Plan became effective on July 16, 2014, the day immediately preceding the Company’s IPO.  The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other cash-based or stock-based awards. In addition, the 2014 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future. Under the 2014 Plan, shares of common stock are reserved for the issuance of permitted awards to eligible participants. Options granted will generally vest and become exercisable over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. RSUs granted will generally be released from restriction over a four year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter.

The Company has initially authorized and reserved a total of 2,500,000 shares of common stock under the 2014 Plan for the grant of permitted awards. This reserve will automatically increase on January 1, 2015 and each subsequent anniversary through 2024, by an amount equal to the smaller of (a) five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31; and (b) an amount determined by the Company’s board of directors. This reserve also will be increased by up to an additional 4,975,000 shares, to include (a) any shares remaining available for grant under the 2007 Plan at the time of its termination; and (b) shares that would otherwise be returned to the 2007 Plan, upon the expiration or termination of awards granted under that plan.

Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the 2014 Plan.

The shares available under the 2014 Plan will not be reduced by awards settled in cash.  The shares available under the 2014 Plan will be reduced by shares withheld to satisfy tax withholding obligations with respect to stock options and stock appreciation rights. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2014 Plan.

For purposes of the tables below, the 2007 Plan and the 2014 Plan are collectively referred to as the “Plan”.  The following table summarizes the Plan’s stock option activity:

		Weighted-	Weighted
		average	average
	Outstanding	exercise	remaining	Aggregate
	number of	price per	contractual	intrinsic
	shares	share	life	value
Balance at December 31, 2013	4,290,057	$1.28	8.00	$24,973
Options granted	140,500	7.38
Options exercised	(324,357)	0.85
Options canceled	(141,468)	2.44
Balance at September 30, 2014	3,964,732	$1.49	7.37	$41,596
Options exercisable and vested at September 30, 2014	2,229,532	$0.81	6.46	$24,897
Options vested and expected to vest at September 30, 2014	3,750,090	$1.42	7.29	$39,605

The weighted average fair value of options granted was $1.70 for the three months ended September 30, 2013, no options were granted during the three months ended September 30, 2014 and $1.69 and $4.51 for the nine months ended September 30, 2013 and 2014, respectively. The aggregate intrinsic value of options exercised was $2 and $421 for the three months ended September 30, 2013 and 2014, respectively, and $33 and $2.5 million for the nine months ended September 30, 2013 and 2014, respectively.

The fair value of options granted to employees is estimated on the date of grant and to non-employees at each measurement period using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variances include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, expected risk-free interest rate, expected dividends. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are based on the Company’s historical experience.

The following assumptions were used to calculate the fair value of options for employees:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013	2014
Risk-free interest rate	1.6%	1.2% to 1.6%	1.8% to 2.0%
Dividend yield	— %	— %	— %
Volatility	68%	68% to 69%	66% to 67%
Expected term	6.1 years	5.2 to 6.1 years	6.0 to 6.4 years

The following assumptions were used to calculate the fair value of options for non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Risk-free interest rate	0.8% to 2.5%	2.0% to 2.4%	0.8% to 2.5%	2.0% to 2.4%
Dividend yield	— %	— %	— %	— %
Volatility	64% to 72%	63% to 65%	64% to 72%	63% to 65%
Expected term	5 to 9.3 years	6.0 to 8.7 years	5 to 9.3 years	6.0 to 8.7 years

The following table summarizes the Plan’s RSUs activity:

		Weighted-	Weighted
	Outstanding	Average	average
	number of	Grant Date	remaining
	shares	Fair Value	contractual life
Balance at December 31, 2013	—	$—	—
RSUs granted	796,540	11	1.8
RSUs canceled	(48,779)	10	—
Balance at September 30, 2014	747,761	$11	1.8

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At September 30, 2014, there was approximately $11.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.3 years at September 30, 2014.

The following table summarizes the effects of share-based compensation in the Company’s accompanying consolidated statements of operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
Research and development	$46	$283	$96	$594
Sales and marketing	88	244	151	577
General and administrative	79	261	197	665
Total stock-based compensation	$213	$788	$444	$1,836

In July 2014, the Company’s board of directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may, in its discretion, modify the terms of offering periods. Due to the timing of the IPO, the first offering period started July 18, 2014 and will end on February 16, 2015.  At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

8. Net Loss per Share

The Company calculates its basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities.

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock, RSUs and preferred and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive as the Company had net losses for the three months ended September 30, 2013 and 2014, and for the nine months ended September 30, 2013 and 2014.

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
Net loss	$(3,012)	$(1,717)	$(7,522)	$(400)
Weighted-average shares used in computing basic and diluted net loss per share	6,618,719	29,058,656	6,605,833	14,345,685
Basic and diluted net loss per share	$(0.46)	$(0.06)	$(1.14)	$(0.03)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
Convertible preferred stock	15,510,314	—	15,510,314	—
Employee stock options	1,687,805	3,964,732	3,695,466	3,964,732
RSUs	—	747,761	—	747,761
ESPP	—	123,817	—	123,817
Convertible preferred stock warrants	102,161	—	102,161	—
Total	17,300,280	4,836,310	19,307,941	4,836,310

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

The Company recorded an income tax provision of $34 and $64 for the three months ended September 30, 2013 and 2014, respectively, and $68 and $201 for the nine months ended September 30, 2013 and 2014, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the nine months ended September 30, 2014, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2014 may not be realized by the end of the 2014 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2014. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, meals and entertainment and state and local minimum and capital taxes.

As of September 30, 2014, the Company had no material uncertain tax positions.  Therefore, no unrecognized tax benefits were recorded for the nine months ended September 30, 2014.

The provision for income taxes for the three and nine months ended September 30, 2013 and 2014 primarily reflects the provision for income taxes for foreign and state taxes.

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

Total revenue from customers by location is defined based on the customers’ billing address. The following table summarizes total revenue from customers for the respective locations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
United States	$8,963	$19,737	$23,898	$53,170
Australia	1,157	1,776	3,440	6,687
Canada	1,110	2,525	3,193	7,646
All Other Countries	1,723	3,382	4,643	10,658
Total revenue	$12,953	$27,420	$35,174	$78,161

12. Subsequent Events

On October 31, 2014, the Company’s subsidiary TubeMogul Japan Inc. entered into a sale and purchase agreement with the holders of its outstanding convertible notes and shareholders, pursuant to which TubeMogul Japan Inc. reacquired the convertible notes and outstanding shares for an aggregate price of $955. The Company anticipates that the transaction will be completed in the fourth quarter of fiscal year 2014, after which the Company will own 100% of TubeMogul Japan Inc.

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

We believe customers value both our Platform Direct and our Platform Services offerings as Total Spend through our platform has increased from $25.7 million for the three months ended September 30, 2013 to $62.5 million for the three months ended September 30, 2014, representing a period-over-period growth of 144%. Total Spend through our platform increased from $67.2 million for the nine months ended September 30, 2013 to $171.7 million for the nine months ended September 30, 2014, representing period-over-period growth of 156%. We define Total Spend as the aggregate gross dollar volume that our Platform Direct customers and Platform Services customers spend through our platform, which includes media purchases and our fees. We actively engage with our Platform Services customers to educate them about the benefits of migrating to our Platform Direct offering.

We consider our global capabilities to be a competitive differentiator to global brands and agencies. Campaigns can be executed through our platform in over 70 countries using a single integrated workflow. During the nine months ended September 30, 2014, we executed campaigns in 40 countries and generated 32% of our revenue from customers with billing addresses outside of the United States. For financial information about our geographic areas, please see Note 11 of the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We were incorporated in California in 2007 and reincorporated in Delaware in March 2014. We initially developed video content syndication and video analytics software for publishers and launched our advertiser-focused platform in 2011. For the three months ended September 30, 2013 and 2014, our revenue increased from $13.0 million to $27.4 million, and for the nine months ended September 2013 and 2014, our revenue increased from $35.2 million to $78.2 million. For the three months ended September 30, 2013 and 2014, our gross margin increased from 65% to 70%, and for the nine months ended September 30, 2013 and 2014, our gross margin increased from 65% to 70%. For the three months ended September 30, 2013 and 2014, we had net losses of $3.0 million and $1.7 million, respectively. For the nine months ended September 30, 2013 and 2014, we had net losses of $7.5 million and $0.4 million, respectively.

Key Operating and Financial Performance Metrics

To help us monitor the overall performance of our business and identify trends, we evaluate the following key metrics: Total Spend, Platform Direct Spend, revenue, gross profit, gross margin, Adjusted EBITDA, and Number of Platform Direct Clients. Total Spend, Platform Direct Spend Adjusted EBITDA and Number of Platform Direct Clients are discussed immediately following the table below. Revenue, gross profit and gross margin are further discussed under the headings “Components of our Results of Operations”.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
	(in thousands, except percentages and clients)
Key Metrics
Platform Direct Spend	$17,362	$47,239	$42,919	$126,461
Platform Services Spend	8,304	15,306	24,237	45,232
Total Spend	$25,666	$62,545	$67,156	$171,693
Platform Direct revenue	$4,649	$12,114	$10,937	$32,929
Platform Services revenue	8,304	15,306	24,237	45,232
Total revenue	$12,953	$27,420	$35,174	$78,161
Gross profit	$8,466	$19,165	$23,007	$54,583
Gross margin	65%	70%	65%	70%
Adjusted EBITDA	$(2,782)	$472	$(6,324)	$3,034
Number of Platform Direct Clients	165	308	165	308

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

	Years ended			Three Months		Nine Months
	December 31,			Ended September 30,		Ended September 30,
	2011	2012	2013	2013	2014	2013	2014
	(in thousands)
Platform Direct Revenue	$2,171	$5,433	$19,331	$4,649	$12,114	$10,937	$32,929
Plus: Non-GAAP Platform Direct Media Cost	2,143	19,599	54,685	12,713	35,125	31,982	93,532
Platform Direct Spend	$4,314	$25,032	$74,016	$17,362	$47,239	$42,919	$126,461
Platform Services Spend	$13,488	$28,726	$37,883	$8,304	$15,306	$24,237	$45,232
Total Spend	$17,802	$53,758	$111,899	$25,666	$62,545	$67,156	$171,693

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before interest expense, net, provision for income tax, depreciation and amortization expense excluding amortization of internal use software development costs, stock-based compensation expense, foreign exchange gains and losses and change in fair value of convertible preferred stock warrant liability. We have provided below a reconciliation of Adjusted EBITDA to net loss the most directly comparable GAAP financial measure. Adjusted EBITDA is a key measure used by our management and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our board of directors.

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

•

Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of stock-based compensation; (3) impact of foreign exchange gains and losses, both realized and unrealized; or (4) tax payments that may represent a reduction in cash available to us; and

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, loss, and our GAAP financial results. The following is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP for each of the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Net loss	$(3,012)	$(1,717)	$(7,522)	$(400)
Interest expense, net	41	63	134	183
Provision for income taxes	34	64	68	201
Depreciation and amortization expense, excluding amortization of internal use software development costs	71	172	151	372
Stock-based compensation expense	213	788	444	1,836
Foreign exchange (gain) loss	(165)	1,102	346	1,010
Change in fair value of convertible preferred stock warrant liability	36	—	55	(168)
Adjusted EBITDA	$(2,782)	$472	$(6,324)	$3,034

In September 2014, we revised our definition of Adjusted EBITDA to further exclude foreign exchange gains and losses. We believe the exclusion of foreign exchange gains and losses in Adjusted EBITDA provides management and the board of directors a more useful measure to understand and evaluate our core operating performance and trends. For comparison purposes, the following is a reconciliation of Adjusted EBITDA to net loss, using our historical method for calculating this non-GAAP financial measure:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Net loss	$(3,012)	$(1,717)	$(7,522)	$(400)
Interest expense, net	41	63	134	183
Provision for income taxes	34	64	68	201
Depreciation and amortization expense, excluding amortization of internal use software development costs	71	172	151	372
Stock-based compensation expense	213	788	444	1,836
Change in fair value of convertible preferred stock warrant liability	36	—	55	(168)
Adjusted EBITDA	$(2,617)	$(630)	$(6,670)	$2,024

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

	Years Ended December 31,			2011-2012		2012-2013
					% of Total Platform Direct Spend		% of Total Platform Direct Spend
Cohort (1)	2011	2012	2013	% Change		% Change
	(in thousands, except percentages)
Customers First Spent 2011	$2,552	$17,170	$32,833	573%	71%	91%	45%
Customers First Spent 2012	NA	6,847	18,456	NA	29%	170%	25%
Customers First Spent 2013	NA	NA	22,189	NA	NA	NA	30%
Total	$2,552	$24,017	$73,478	841%	100%	206%	100%

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

Cost of Revenue

Cost of revenue comprises primarily of media costs. Media costs consist of advertising impressions we purchase from advertising sources of inventory in connection with our Platform Services offering. We typically pay for these impressions on a CPM basis. Cost of revenue also includes technical infrastructure costs which include the cost of internal and third-party servers and related services, internet access costs and amortization of internal use software development costs on revenue-producing technologies. Technical infrastructure costs represented 5% of our cost of revenue for the year ended December 31, 2013. After giving effect to the allocation of these costs between our Platform Direct revenue (in respect of which it is the largest component of cost of revenue) and Platform Services revenue based upon the amount of media purchases through each service, our gross margin for Platform Direct revenue and Platform Services revenue was 95% and 51%, respectively, for the year ended December 31, 2013. We anticipate that cost of revenue will increase in absolute dollars as our revenue increases, but will decrease as a percentage of revenue as our Platform Direct revenue increases as a percentage of our total revenue. We also expect that over time our Platform Services gross margins will decrease and our Platform Direct gross margins will remain relatively stable.

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

Our research and development expenses consist primarily of personnel costs, outsourced engineering costs associated with the ongoing maintenance and development of our platform and related technologies, allocated technical infrastructure costs directly related to research and development activities, such as testing, and other operating costs allocable to engineering activities. We believe that continued investment in our platform is critical to achieving our objectives, and we expect research and development expenses to continue to increase over time.

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

Change in fair value of convertible preferred stock warrant liability is related to a mark to market adjustment associated with a warrant to purchase our preferred stock.  In connection with the closing of the initial public offering or the IPO, the shares subject to the warrant were automatically converted into shares of common stock, and the warrants were all exercised.

Foreign exchange (loss) gain consists of gains and losses on foreign currency translation. We have foreign currency exposure related to our accounts receivable that are denominated in currencies other than the U.S. dollar, principally the British pound, Canadian dollar, Euro and Australian dollar. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in foreign currency rates.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2013	2014	2013	2014
	(in thousands)
Revenue:
Platform Direct	$4,649	$12,114	$10,937	$32,929
Platform Services	8,304	15,306	24,237	45,232
Total revenue	12,953	27,420	35,174	78,161
Cost of revenue	4,487	8,255	12,167	23,578
Gross profit	8,466	19,165	23,007	54,583
Operating expenses:
Research and development (1)	3,204	5,287	8,354	14,035
Sales and marketing (1)	5,231	8,783	14,648	24,997
General and administrative (1)	3,097	5,583	6,924	14,725
Total operating expenses	11,532	19,653	29,926	53,757
(Loss) Income from operations	(3,066)	(488)	(6,919)	826
Other (expense) income, net:
Interest expense, net	(41)	(63)	(134)	(183)
Change in fair value of convertible preferred stock warrant liability	(36)	—	(55)	168
Foreign exchange gain (loss)	165	(1,102)	(346)	(1,010)
Other income (expense), net	88	(1,165)	(535)	(1,025)
Net loss before income taxes	(2,978)	(1,653)	(7,454)	(199)
Provision for income taxes	(34)	(64)	(68)	(201)
Net loss	$(3,012)	$(1,717)	$(7,522)	$(400)

(1)	Stock-based compensation expense included above was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Research and development	$46	$283	$96	$594
Sales and marketing	88	244	151	577
General and administrative	79	261	197	665
Total stock-based compensation	$213	$788	$444	$1,836

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2013	2014	2013	2014

Revenue:
Platform Direct	36%	44%	31%	42%
Platform Services	64	56	69	58
Total revenue	100	100	100	100
Cost of revenue	35	30	35	30
Gross Margin	65	70	65	70
Operating expenses:
Research and development	25	19	24	18
Sales and marketing	40	32	42	32
General and administrative	24	20	20	19
Total operating expenses	89	72	85	69
(Loss) Income from operations	(24)	(2)	(20)	1
Other (expense) income, net:
Interest expense, net	(0)	(0)	(0)	(0)
Change in fair value of convertible preferred stock warrant liability	(0)	0	(0)	0
Foreign exchange gain (loss)	1	(4)	(1)	(1)
Other (expense) income, net	1	(4)	(2)	(1)
Net loss before income taxes	(23)	(6)	(21)	(0)
Provision for income taxes	(0)	(0)	(0)	(0)
Net loss	(23)%	(6)%	(21)%	(1)%

Comparison of the Three Months Ended September 30, 2013 and 2014

Revenue

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Platform Direct	$4,649	$12,114	$7,465	161%
Platform Services	8,304	15,306	7,002	84%
Total Revenue	$12,953	$27,420	$14,467	112%

Revenue increased $14.5 million, or 112%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Platform Direct revenue increased $7.5 million, or 161%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Platform Direct revenue from Platform Direct customers who were customers as of September 30, 2013 contributed $3.5 million of the growth. Platform Direct revenue from Platform Direct customers who were new customers since September 30, 2013 contributed $4.0 million of the growth. The 84% increase in Platform Services revenue from $8.3 million during the three months ended September 30, 2013 to $15.3 million during the three months ended September 30, 2014 was primarily due to $4.1 million in revenue from customers who spent with us during the three months ended September 30, 2014 that did not spend with us during the three months ended September 30, 2013, and a $2.9 million increase in revenue from customers that spent with us in both the three months ended September 30, 2014 and the three months ended September 30, 2013.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$4,487	$8,255	$3,768	84%
Gross profit	$8,466	$19,165	$10,699	126%
Gross margin	65%	70%

Cost of revenue increased $3.8 million, or 84%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was due to a $3.6 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased to $0.6 million for the three months ended September 30, 2014 from $0.4 million for the three months ended September 30, 2013. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $4.4 million and $4.1 million for the three months ended September 30, 2013 to $11.7 million and $7.5 million for the three months ended September 30, 2014, respectively. Gross margin increased to 70% for the three months ended September 30, 2014 compared to 65% for the three months ended September 30, 2013, primarily due to Platform Direct revenue having grown to 44% of total revenue as compared to 36% in the comparable period.

Research and Development

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Research and development	$3,204	$5,287	$2,083	65%
Percent of revenue	25%	19%

Research and development expense increased by $2.1 million, or 65%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to an increase in personnel costs of $2.1 million and additional technical infrastructure costs of $0.5 million, offset by $0.4 million in additional capitalized costs for internally developed software. The increase in personnel costs was primarily due to an increase in headcount, which reflected our continued investment in hiring technical personnel, including engineers, to maintain our platform and support our research and development efforts. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities.

Sales and Marketing

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$5,231	$8,783	$3,552	68%
Percent of revenue	40%	32%

Sales and marketing expense increased by $3.6 million, or 68%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to an increase in personnel costs of $2.5 million, including a $0.3 million increase in sales commissions, an increase in marketing expense of $0.7 million, and an increase in travel and entertainment expense of $0.3 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount.

General and Administrative

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$3,097	$5,583	$2,486	80%
Percent of revenue	24%	20%

General and administrative expense increased by $2.5 million, or 80%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to an increase in personnel costs of $1.1 million related to an increase in headcount to support our growth, an increase in facility costs of $0.7 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel, an increase in travel and meal expense of $0.4 million, and an increase in professional fees of $0.3 million due to increased legal, accounting and audit services.

Other Income (Expense), Net

The decrease in other income (expense), net was primarily due to a change in the foreign exchange gain (loss). Foreign exchange gain (loss) is impacted by movements in exchange rates and amount of foreign-currency denominated receivables and payables. The foreign exchange loss in the three months ended September 30, 2014 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Australian Dollar, Canadian Dollar, British Pound and Euro for foreign denominated transactions.

Provision for Income Taxes

Our provision for income taxes for the three months ended September 30, 2013 and 2014 primarily relates to taxes due in foreign jurisdictions.

Comparison of the Nine months Ended September 30, 2013 and 2014

Revenue

	Nine months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Platform Direct	$10,937	$32,929	$21,992	201%
Platform Services	24,237	45,232	20,995	87%
Total revenue	$35,174	$78,161	$42,987	122%

Revenue increased $43.0 million, or 122%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Platform Direct revenue increased $22.0 million, or 201%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Platform Direct revenue from Platform Direct customers who were customers as of September 30, 2013 contributed $12.0 million of the growth. Platform Direct revenue from Platform Direct customers who were new customers since September 30, 2013 contributed $10.0 million of the growth. The 87% increase in Platform Services revenue from $24.2 million during the nine months ended September 30, 2013 to $45.2 million during the nine months ended September 30, 2014 was primarily due to $8.8 million in revenue from customers who spent with us during the nine months ended September 30, 2014 that did not spend with us during the nine months ended September 30, 2013, and a $12.2 million increase in revenue from customers that spent with us in both the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

Cost of Revenue, Gross Profit and Gross Margin

	Nine months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$12,167	$23,578	$11,411	94%
Gross profit	$23,007	$54,583	$31,576	137%
Gross margin	65%	70%

Cost of revenue increased $11.4 million, or 94%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was due to a $10.9 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased to $1.4 million for the nine months ended September 30, 2014 from $0.9 million for the nine months ended September 30, 2013. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $10.2 million and $12.8 million for the nine months ended September 30, 2013 to $31.8 million and $22.8 million for the nine months ended September 30, 2014, respectively. Gross margin increased to 70% for the nine months ended September 30, 2014 compared to 65% for the nine months ended September 30, 2013, primarily due to Platform Direct revenue having grown to 42% of total revenue as compared to 31% in the comparable period.

Research and Development

	Nine months Ended September 30,
	2013		2014	$ Change	% Change
	(in thousands, except percentages)
Research and development	$8,354		$14,035	$5,681	68%
Percent of revenue	2	4%	18%

Research and development expense increased by $5.7 million, or 68%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in personnel costs of $5.2 million and additional technical infrastructure costs of $0.7 million, offset by $0.3 million in capitalized costs for internally developed software. The increase in personnel costs was primarily due to an increase in headcount, which reflected our continued investment in hiring technical personnel, including engineers, to maintain our platform and support our research and development efforts. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities.

Sales and Marketing

	Nine months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$14,648	$24,997	$10,349	71%
Percent of revenue	42%	32%

Sales and marketing expense increased by $10.3 million, or 71%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in personnel costs of $8.5 million, including a $2.3 million increase in sales commissions, an increase in travel and entertainment expense of $0.9 million and an increase in marketing expenses of $0.9 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount.

General and Administrative

	Nine months Ended September 30,
	2013	2014	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$6,924	$14,725	$7,801	113%
Percent of revenue	20%	19%

General and administrative expense increased by $7.8 million, or 113%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in personnel costs of $3.2 million related to an increase in headcount to support our growth, an increase in facility costs of $1.8 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel, an increase in professional fees of $1.2 million due to increased legal, accounting and audit, and an increase in travel and meal expense of $0.9 million.

Other Income (Expense), Net

The decrease in other income (expense), net was primarily due to a change in the foreign exchange gain (loss). Foreign exchange gain (loss) is impacted by movements in exchange rates and amount of foreign-currency denominated receivables and payables. The foreign exchange loss in the nine months ended September 30, 2014 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Australian Dollar, Canadian Dollar, British Pound and Euro for foreign denominated transactions.

Provision for Income Taxes

Our provision for income taxes for the nine months ended September 30, 2013 and 2014 primarily relates to taxes due in foreign jurisdictions.

Liquidity and Capital Resources

Since our incorporation in March 2007, we have financed our operations and capital expenditures through private sales of convertible preferred stock, lines of credit and term debt. On July 23, 2014, we closed our IPO of 7,187,500 shares of common stock at an offering price of $7 per share. The shares sold in the offering included 937,500 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to us from the offering were $46.8 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offering of $3.3 million. Upon the closing of the IPO, all shares of our previously outstanding preferred stock automatically converted into shares of common stock and outstanding warrants to purchase our preferred stock automatically became exercisable for shares of common stock. As a result, as of July 23, 2014, we had 29,683,122 shares of common stock issued and outstanding.

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving credit facility. As of September 30, 2014, we had cash and cash equivalents of $48.2 million, borrowing capacity of $33.6 million under our revolving credit facility and borrowing capacity of $3.0 million under our equipment loan facility. As of September 30, 2014, we had no outstanding borrowings under the credit facility or equipment loan facility. We believe that our existing cash and cash equivalents together with the revolving credit facility will be sufficient to meet our working capital requirements for at least the next 12 months and the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months
	Ended
	September 30,
	2013	2014
	(in thousands)
Cash flows used in operating activities	$(7,497)	$(13,927)
Cash flows used in investing activities	(1,397)	(3,227)
Cash flows provided by financing activities	10,128	46,009
Effects of exchange rate on cash and cash equivalents	(41)	(131)
Increase in cash and cash equivalents	$1,193	$28,724

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the Total Spend by customers using our platform. Cash used in operating activities has typically been due to net loss, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and changes in our operating assets and liabilities as we grow our business. In periods of high growth, our working capital needs may become greater as we remit payment for media purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from our customers. Our average Days Payables outstanding (DPO) were 80 days and our average Days Sales outstanding (DSO) were 87 days for 2013. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. While we typically experience slow payment by advertising agencies, as is common in our industry, we have historically experienced minimal accounts receivable write-offs.

Cash used in operating activities in the nine months ended September 30, 2014 was $13.9 million, due to a net loss of $400 and effect of changes in operating assets and liabilities totaling $17.4 million, offset by $3.9 million of non-cash expenses. The net change in working capital was due to an increase in accounts receivable of $20.7 million related to the increase in Total Spend. We had an increase in accounts payable totaling approximately $15.2 million associated within an increase in timing of receipt of vendor payables during the period which were offset by a decrease in accrued liabilities primarily related to the timing of vendor payments.

Cash used in operating activities in the nine months ended September 30, 2013 was $7.5 million, due to net loss of $7.5 million, offset by non-cash expenses totaling $1.1 million, and the $1.1 million effect of changes in operating assets and liabilities. The net change in working capital was due to an increase in accounts receivable of $6.3 million related to an increase in Total Spend, offset by an increase of $6.8 million in accrued liabilities related to an increase in purchase of media and other liabilities to support the increase in revenue.

We expect cash used by operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2014 was $3.2 million compared to $1.4 million in the nine months ended September 30, 2013. In the nine months ended September 30, 2014 cash used in investing activities primarily resulted from $2.8 million in purchases of property, equipment and software. In the nine months ended September 30, 2013 cash used in investing activities primarily resulted from purchases of property, equipment and software.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2014 was $46.0 million compared to $10.1 million in the nine months ended September 30, 2013, primarily due to the funds received as the result of the closing of our IPO in the amount of $46.8 million. In the nine months ended September 30, 2013 cash provided by financing activities primarily resulted from proceeds of $10.9 million from the issuance of convertible preferred stock offset by cash outflows of $1.0 million for the repayment of debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

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

Contractual Obligations and Commitments

Our contractual obligations at September 30, 2014, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 6, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Credit Facilities

As of September 30, 2014, the total outstanding amount of the term loan was $1.7 million and no further amounts were available to be drawn under that facility. This loan bears interest at a fixed annual rate of interest of 4.75%, and we are required to make equal monthly payments of principal plus accrued interest through November 1, 2015, when the loan matures and is due and payable. As of September 30, 2014, we had no outstanding borrowings under the revolving line of credit.

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

Foreign Currency Exchange Risk

We have limited foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the Canadian dollar, the British pound and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. As our international operations expand, our operating results may be more exposed to fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $19.2 million as of September 30, 2014. Although we recorded net income in the three months ended June 30, 2014, we recorded losses for the three months ended September 30, 2014 and we may not be profitable for the full fiscal year or in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, we may not be able to sustain this rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

We increased our number of full-time employees from 57 as of December 31, 2011 to 372 as of September 30, 2014. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources as these personnel are integrated into and become productive within our organization. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow to offset our investment in research and development and sales and marketing. Maintaining and growing a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. In this regard we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

As of September 30, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales might occur or if there is a large number of shares of our common stock available for sale, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. After the IPO, we have approximately 29.8 million shares of common stock outstanding.

All of the shares of common stock sold in the IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for (1) any shares held by our affiliates as defined in Rule 144 under the Securities Act, and (2) approximately 2.9 million and 0.7 million shares purchased by entities affiliated with Foundation Capital, LLC and the entities affiliated with Trinity TVL X, LLC, respectively, in the IPO, which are subject to a 180-day lock-up agreement. All of the remaining shares of common stock outstanding after the IPO, based on shares outstanding as of September 30, 2014, will be restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after July 17, 2014. These shares will become available to be sold 181 days after the date of such prospectus, except with respect to any shares held by our affiliates, which will be subject to restrictions under Rule 144 and except for any shares purchased in the IPO by entities affiliated with Foundation Capital, LLC or Trinity TVL X, LLC as described above.

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

Holders of approximately 15.6 million shares of our common stock have rights, subject to conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Once we have registered the resale of these shares, they can be sold in the public market. If these additional shares are sold, or it is perceived that they will be sold, the trading price of our common stock could decline.

The concentration of our common stock ownership with our executive officers, directors and affiliates will limit your ability to influence corporate matters.

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate, 71% of our outstanding common stock as of September 30, 2014. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

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

In July 2014, in connection with the completion of our IPO, all of our then-outstanding preferred stock was automatically converted into 15,510,330 shares of our common stock and all of our then-outstanding warrants to purchase preferred stock were automatically converted into warrants to purchase 102,161 shares of our common stock. The issuance of such shares was exempt from the registration requirements the Securities Act, pursuant to Section 3(a) (9) and Section 4(2) of the Securities Act.

From July 1, 2014 through July 18, 2014, we issued 26,855 shares of common stock to our directors, employees, consultants and other service providers upon exercise of options granted by us under our 2007 Plan, with exercise prices ranging from $0.60 to $2.32 per share, for an aggregate purchase price of $24,135. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

In August 2014, the warrant holder exercised, in full, the following warrants to acquire common stock pursuant to a cashless net exercise: (i) warrants to acquire 77,161 shares of common stock, net of 7,266 shares of common stock tendered to us, at an exercise price of $0.8748 per share, with an expiration date of March 9, 2020 and (ii) warrants to acquire 25,000 shares of common stock, net of 1,615 shares of common stock tendered to us, at an exercise price of $0.60 per share, with an expiration date of February 1, 2022 (refer to note 4 of the notes to consolidated condensed financial statements). The number of shares tendered to us to satisfy the exercise price for the warrants was based on the closing price of our common stock on August 15, 2014. The issuance of such shares was exempt from the registration requirements the Securities Act pursuant to Section 4(2) of the Securities Act.

(b) Use of Proceeds

There have been no material changes in our use of the proceeds from our IPO in July 2014.

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

TUBEMOGUL, INC.
By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2014
By:	/s/ Paul Joachim
Paul Joachim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 14, 2014

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.