Form 10-K
period 2014-12-31
TUBEMOGUL INC
filed 2015-03-31
CIK 1449278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-36543

TubeMogul, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	51-0633881
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1250 53rd Street, Suite 2 Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

(510) 653-0126

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO   ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES   ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO   ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on July 23, 2014, based on the closing price of $9.74 for shares of the Registrant’s common stock, was approximately $82.5 million. The Registrant has elected to use July 23, 2014 (the closing date of the Registrant’s initial public offering of its common stock on The NASDAQ Global Select Market) as the calculation date because on June 30, 2014 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 23, 2015 was 30,268,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

Report Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available to our management at the date of this Report and our management’s good faith belief as of such date with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	our financial performance, including our revenue, costs, expenditures, growth rates and operating expenses, and our ability to become profitable;
•	our ability to maintain our rate of revenue growth;
•	our ability to expand our customer base;
•	our ability to convince our customers to maintain or increase their advertising spend through our platform;
•	the expansion of the digital video advertising market;
•	our ability to adapt to changing market conditions;
•	our ability to effectively manage our growth;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our ability to effectively grow and train our sales team;
•	our ability to maintain, protect and enhance our intellectual property;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to grow our market share in and penetrate emerging video advertising channels;
•	our ability to successfully enter new geographic markets;
•	our ability to develop and introduce enhancements and new features and functionality of our platform that achieve market acceptance;
•	our expectations concerning relationships with third parties;
•	our ability to retain our founders and attract and retain qualified employees and key personnel; and
•	other factors discussed in this Report under Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, in this Report, the words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the future events and circumstances discussed in this Report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Item 1A “Risk Factors” and elsewhere in this Report. We derive many of our forward-looking statements from our operating budgets and forecasts, which we base on many assumptions. While we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Report and the documents that we reference in this Report and have filed with the Securities Exchange Commission, or SEC, as exhibits thereto, completely and with the understanding that our actual future results may be materially different from what we expect.

Forward-looking statements speak only as of the date of this Report. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement to reflect actual results, changes in assumptions based on new information, future events or otherwise. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context otherwise requires, the terms “TubeMogul,” “the Company,” “we,” “us,” and “our” in this Report refer to TubeMogul, Inc., a Delaware corporation and our predecessor, TubeMogul, Inc., a California corporation, and where appropriate, their respective consolidated subsidiaries.

PART I

Item 1. Business

Overview

TubeMogul is an enterprise software company for digital branding. By reducing complexity, improving transparency and leveraging real-time data, our platform enables brands to gain greater control of their digital video advertising spend and achieve their brand advertising objectives.

Our customers plan, buy, measure and optimize their global digital video advertising spend from our self-serve platform. By integrating programmatic technologies and disparate sources of inventory within a single platform, we enable our customers to launch sophisticated, scalable digital video advertising campaigns — onto any digital device — within minutes. This is in contrast to the still prevailing and inefficient approach to media buying that occurs through a manual campaign-by-campaign request for proposal, or RFP, process, which often involves multiple digital advertising service providers.

Our customers primarily include brands, which generally refer to companies, or product lines within companies, that control advertising budgets for a single marketing brand or a group of marketing brands, and the advertising agencies that serve them. Agency trading desks, ad networks and publishers also use our platform. We refer to our customers and other businesses that are engaged in purchasing digital marketing as advertisers.

Our platform is integrated with many public digital video ad inventory sources, where individual ad impressions can be purchased dynamically utilizing real-time bidding technology, or RTB. Our platform automates the real-time purchase of ad impressions based upon campaign objectives. Additionally, our customers can easily integrate the ad inventory they source directly from publishers and private exchanges. As a result, our platform enables holistic campaign management across public and private inventory using a single interface.

As consumers are increasingly watching video content on digital devices, advertisers are shifting more of their video advertising spend from traditional TV to digital video. As a result, advertisers want to plan, buy and measure TV and digital video on an equivalent basis. Our platform enables advertisers to plan and buy digital video advertising using industry-standard metrics such as gross rating points, or GRPs, which are a measure of reach and frequency among a target audience, and verify the audience they reach using Nielsen reporting, thereby unifying the planning and measurement of TV and digital video campaigns.

Brand advertisers seek to optimize their media buys across all channels, with TV the most important, as it is typically their largest advertising medium. In December 2014, we introduced a solution to plan and buy television advertising using our software platform. More recently, in February 2015, we introduced a solution to buy display advertising using our platform. As we enhance the capabilities of our platform to address these new formats, advertisers will be able to plan and measure across television and digital media to better optimize their spend to the formats that are most effective for them.

Our platform measures key brand advertising metrics including brand lift, as measured by integrated brand surveys, as well as GRPs and engagement. As a result, advertisers can verify the success and impact of their digital video advertising campaigns by measuring the audience reached by the campaign, how the audience interacted with their advertisements and the impact the campaign had on the consumer’s perception of the brand. Using these real-time insights, our platform dynamically optimizes spend based upon brand advertising objectives set by the advertiser.

We offer advertisers unique visibility into the inventory they purchase, including enabling them to see video ad performance and viewability at any dimension of a campaign. Our platform also includes a suite of brand safety technologies designed to prevent unacceptable ad placements and to detect and block sites with inappropriate content, auto-play ad placements or fraudulent bot-driven traffic.

We make our platform available through two offerings: Platform Direct, which allows advertisers to continuously run campaigns through a self-serve model, and Platform Services, which allows advertisers to specify campaign objectives and have our team execute on their behalf using our platform. We believe our customers value both of our offerings. For 2014, campaigns were executed through our platform for over 4,000 brands, usually through an agency but in some cases directly. For the years ended December 31, 2012, 2013 and 2014, our total revenue was $34.2 million, $57.2 million and $114.2 million respectively, representing a compound annual growth rate, or CAGR, of 83%, and Total Spend through our platform was $53.8 million, $111.9 million, and $254.3 million, respectively, representing a CAGR of 117%. We define Total Spend as the aggregate gross dollar volume that our Platform Direct customers and Platform Services customers spend through our platform, which includes cost of media purchases and our fees. Please see Item 6 “Selected Financial Data” for information regarding the limitations of using Total Spend as a financial measure and for reconciliations of Total Spend to revenue, the most directly comparable financial measure calculated in accordance with GAAP. For the years ended December 31, 2012, 2013 and 2014, our gross margin was 52%, 66%, and 70%, respectively. For the years ended December 31, 2012, 2013 and 2014, our net loss was $3.6 million, $7.4 million, and $4.4 million, respectively, with our net loss for the year ended December 31, 2014 representing a 40% decrease compared to the year ended December 31, 2013.

Market Overview

Given the importance of branding to maintain and improve differentiation, market share and pricing power, a significant portion of global advertising dollars are spent on brand advertising. Brands rely on the sight, sound and motion of video advertising to establish an emotional connection with consumers that is critical to branding. Brands have primarily utilized traditional TV advertising to deliver video messages to the large audiences they require.

While TV advertising represents the largest single portion of today’s advertising spend, consumers are shifting their consumption of media content from analog mediums, such as TV, print and radio, to digital mediums such as websites and mobile applications. Consumers expect to be able to view digital media content seamlessly across multiple digital devices, including computers, tablets, smartphones and connected TVs.

Recognizing this trend, brands are increasingly shifting their advertising spend to digital mediums. The majority of digital advertising spend to date has been directed to search and display advertising to achieve direct response objectives. Direct response advertising is designed to optimize the delivery of ads to increase ‘conversions’ or the action the viewer takes after seeing the ad, such as visiting a website, filling out a form or making an online purchase. However, direct response advertising does not serve the needs of brand advertisers who want to reach and persuade their target audiences and track the impact on consumer perceptions of their brand. As a result, brands are increasingly seeking to use digital video advertising channels for their brand advertising campaigns. This form of advertising allows brands to establish emotional connections with viewers by presenting powerful messages to consumers on whatever digital device they choose to view content. Further, as consumers watch video content on websites and within mobile applications, they create a record of their demographic, behavioral and socioeconomic data. By leveraging this data, brands are able to more effectively target the right audience, with the right message, on the right screen at the right time.

As brands shift advertising spend to digital mediums, they encounter increasing complexity in executing their digital video advertising campaigns. Brands, their agencies and other entities, which we refer to as advertisers, generally need to use dozens of digital advertising service providers to execute a campaign. These service providers include the many sources of inventory available to advertisers, such as public ad exchanges, supply-side platforms, private marketplaces, ad networks and direct premium publishers, as well as providers of specific technologies, including ad serving, ad verification, data management, brand safety, rich media, audience data and analytics. Brands have traditionally relied on media agencies to allocate their spend to these service providers on a campaign-by-campaign basis through individual requests for proposal, or RFPs. This has resulted in a complex, fragmented and inefficient system.

Software’s Impact on Brand Advertising

Over the last two decades, enterprise software solutions, such as enterprise resource planning, customer relationship management and human capital management, have transformed many business processes. More recently, cloud-based solutions have reduced operating costs, increased scalability, and provided better data for decision making. Largely because software solutions that address the complexities of digital video advertising are in the early stages of development, brand marketers within large corporations have not yet realized the benefits that enterprise software solutions can offer.

While adoption of comprehensive enterprise software solutions for digital video advertising is in its early stages, there has been rapid growth in the use of technology to buy and sell digital video advertising inventory. This technology, which is generally referred to as programmatic, includes RTB where advertisers bid in real-time in hundredths of a second for the right to serve an ad to a particular consumer. The adoption of programmatic technology has been driven by the opportunity to apply the massive amounts of data, or big data, collected by brands and third parties to improve the performance of digital marketing campaigns.

To date, programmatic technology has been primarily applied to display advertising campaigns with direct response objectives. More recently, brands and their agencies have begun to adopt programmatic tools for video advertising campaigns with branding objectives.

Challenges of Video Advertising for Brands

As the digital video advertising market continues to develop and grow, advertisers are seeking alternatives to the highly manual, repetitive and uncoordinated processes that they have historically used to plan, execute and measure their digital video advertising campaigns. However, they continue to face several specific challenges including:

•

Fragmented and Manual System for Buying Digital Media. Compared to the number of national broadcast networks and cable networks on traditional TV, tens of thousands of digital publishers sell digital video advertising inventory. Digital publishers typically offer their premium inventory directly to advertisers, then make remaining inventory available through many service providers, including ad exchanges, supply-side platforms, and ad networks. Advertisers need to reach audiences on many websites to achieve campaign goals, and must do so across many types of digital devices. Advertisers also typically engage in repetitive manual RFP processes with multiple sources of inventory to select the video advertising inventory suitable to reach their target audience, resulting in significant inefficiencies.

•

Challenging to Integrate and Leverage Multiple Technology Providers. Advertisers need multiple technologies to execute digital video advertising campaigns, such as ad serving, ad verification, data management, brand safety, rich media, audience data and analytics technologies. However, these technologies are generally offered by different providers and it is difficult for advertisers to make these technologies work well together. This impedes campaign performance, increases costs and lowers efficiency.

•

Limited Options for Advertisers to Manage and Control Entire Buying Process. Current service providers do not allow advertisers to manage, control and optimize digital video campaigns using a self-serve model. Instead, to reach audiences across thousands of websites, advertisers are often forced to purchase inventory through media aggregators, which generally do not allow advertisers to choose the websites on which their ads run, make adjustments during the course of a given campaign, or obtain the performance data necessary to evaluate and improve ongoing campaign decision making.

•

TV Advertising and Digital Video Advertising are Purchased and Measured Differently. Traditional TV remains an important medium to reach consumers with brand messages. To date, TV and digital advertising campaigns have been executed separately and measured by different metrics, leading to inefficiencies. The separate processes and metrics make it difficult to effectively plan and measure video campaigns focused on reaching targeted audiences across TV and digital channels.

•

Advertising Service Providers Have Conflicting Interests and Offer Limited Inventory and Economic Transparency. Many digital video advertising service providers offer services to both advertisers and publishers. These service providers typically purchase advertising inventory directly from publishers and resell it to advertisers seeking to purchase the same inventory. This model can create conflicting interests. In particular, when fulfilling campaigns, such service providers may have an economic incentive to favor their own inventory, over equally effective or superior inventory that is otherwise available. Further, it may be in the interests of these service providers to not disclose to the advertiser the sites on which their video advertising campaigns are shown or their cost to purchase that inventory.

•

Difficult to Measure Return on Investment. As consumers increasingly view content through a broader range of devices and channels, it is difficult for brands to verify a number of objectives important to brand advertising, such as reach and frequency among a target audience, engagement and brand lift.

•

Challenging to Deploy and Manage Global Campaigns. Advertisers often seek to reach and impact a global consumer base by launching targeted video advertising campaigns across multiple countries simultaneously. Managing video advertising campaigns globally is currently a costly and inefficient process requiring brands to contract with multiple agencies, ad exchanges, ad networks, supply-side platforms, publishers and technology providers.

•

Difficult to Identify and Eliminate Undesired Ad Placements and Fraudulent Traffic. Given the emerging nature of the digital video advertising market, there are few standards and tools to categorize various types of digital video ad placements. For example, a video ad that requires a consumer to initiate a video is more valuable than a video ad that plays automatically in a display, or banner, space, but some providers do not make a distinction between the two placements. Advertisers also have limited control over the content alongside which their ad is placed, which is critical to brands, and whether each ad placement is viewable by the consumer. Finally, advertisers are also concerned with the increasing proportion of fraudulent web traffic that is generated by computers, or bots, resulting in advertisers paying for impressions that are not viewed by consumers.

Our Solution

We enable advertisers to plan, buy, measure and optimize global video advertising spend from a single platform. Our platform incorporates our proprietary programmatic technologies, including RTB, automated optimization and advanced audience targeting capabilities, and integrates key third-party technologies. Through an intuitive user interface, our customers are able to control and automate advertising spend across the various sources of inventory, including inventory acquired directly from individual publishers, to reach targeted audiences across digital devices at any time. In addition, by using a single platform, our customers benefit from comprehensive, real-time reporting that is comparable across sources of inventory, geographies, digital devices and ad formats. We make our cloud-based platform available through two offerings: Platform Direct, which allows advertisers to continuously run campaigns through a self-serve model, and Platform Services, which allows advertisers to specify campaign objectives and have our team execute on their behalf using our platform.

•

Integrated Software Platform. Our platform integrates with over 30 third-party technology providers who offer specific technologies for digital video campaigns. For example, we integrate with data management platforms to enhance audience targeting and reporting, with video rich media providers to enhance ad formats, and with contextual data providers to enhance brand safety. By using our platform, advertisers can utilize a single control interface that integrates with best-of-breed third-party technology suppliers for campaign execution.

•

Designed for Self-Serve Model. Through our Platform Direct offering, our platform is accessible using a cloud-based, self-serve model. Our Platform Direct customers have full control and transparency over their digital video advertising spend. Our intuitive user interface enables advertisers to manage an unlimited number of campaigns simultaneously on a single platform, thereby reducing cost, complexity and inefficiencies caused by intermediaries.

•

Enable TV Advertisers to Buy Digital Video. Our platform enables TV advertisers to buy digital video advertising using industry standard metrics such as GRPs, and verify the audience they reach using integrated Nielsen reporting, thereby unifying the planning and measurement of TV and digital video advertising campaigns and improving efficiencies.

•

Independent and Transparent Buy-Side Positioning. We have built our business to serve only buyers of digital video advertising. We generally do not take an economic interest in the inventory that customers can access through our platform and as a result, we do not have an incentive to favor specific inventory when fulfilling campaigns. We show our customers the specific sites where ads are displayed and our Platform Direct customers can see the price they pay for the media. We charge our Platform Direct customers a fee as a percentage of their spend, providing them with greater economic transparency.

•

Verifies and Measures Campaign Performance and Brand Lift. Our platform enables advertisers to verify audience reach and engagement and measure the impact of a video ad campaign on consumers through our integrated brand survey module. Our reporting is made available for multiple dimensions of a campaign, including by video ad, ad format, website and mobile application.

•

Purpose-Built for Global Video Advertising. Our platform has been designed for brands to manage and execute global digital video campaigns using a single integrated workflow. Although substantially all of our revenue to date has been generated from English language countries, we currently enable campaigns in over 70 countries and our platform is currently available in four languages and supports 18 currencies. By providing access to inventory and targeting data across many countries, we enable brands to launch global campaigns without the need for additional service providers.

•

Integrated Brand Safety Tools. Our platform includes a suite of technologies designed to prevent unacceptable ad placements. Our platform detects, categorizes and blocks sites with inappropriate content, fraudulent bot-driven traffic and auto-play ad placements. We integrate technology that scans the content of individual web pages prior to an ad being served to ensure the content is appropriate for the brand.

Our Strengths

We believe the following attributes and capabilities provide us with long-term competitive advantages:

•

Focused on Software-Based Solutions for Brands. Our platform offers advertisers a robust and comprehensive solution for digital branding, which we believe differentiates our offerings from those of our competitors. We work to continuously improve our platform to provide our customers with the necessary capabilities to meet their evolving brand advertising objectives.

•

Empower Customers Through Our Self-Serve Model. Our Platform Direct customers have direct access to our platform which enables them to execute their own strategies for their digital video advertising spend. As a result of the performance and functionality of our platform, we believe many of our customers rely on our platform for a significant and growing portion of their digital video advertising spend. These self-serve customers are highly engaged. For example, they attend and provide input at our various weekly webinars, TubeMogul University customer conferences, and quarterly business and roadmap updates to provide ongoing feedback to our product teams and management.

•

Product Built for Global Opportunity. Our platform is built for managing and executing global advertising campaigns. In addition, our intuitive user interface enables geographically dispersed personnel within a global organization to work together seamlessly with an auditable workflow. We have operations in many large advertising markets. For 2014, 31% of our revenue was generated from customers with billing addresses outside of the U.S.

•

Industry Pioneer. We believe we were the first to deliver a programmatic digital video advertising platform designed exclusively for advertisers, and as a result, we believe we have developed a deep expertise and a strong reputation in our market. Additionally, we demonstrate thought leadership through industry initiatives such as founding the OpenVideoViewability consortium and creating the first education and certification program for programmatic video.

•

Attractive and Scalable Financial Model. We are able to scale our operations in a highly efficient manner with our Platform Direct offering. Because our Platform Direct offering allows advertisers to continuously run campaigns on a self-serve basis, we require fewer sales resources following initial sales and, therefore, our sales expense tends to represent a lesser portion of follow-on Platform Direct Spend.

•

Experienced Team. We are a founder-led software company that has been focused on developing innovative software solutions for digital video since we were founded in 2007. The extensive industry and technology experience of our management team has allowed us to create and maintain a culture of innovation at every level of the company.

Our Strategy

We believe that the digital video advertising market is in the early stages of a significant shift toward enterprise software solutions that address the complexities of digital brand advertising. We intend to capitalize on this opportunity by pursuing the following key growth strategies.

•

Expand Our Customer Base. Our global sales force is focused on growing the number of our customers, particularly our Platform Direct customers. To increase our global market share, we continue to invest in training and other initiatives to increase the productivity of our sales personnel.

•

Increase Our Share of Our Customers’ Video Advertising Spend. We continue to add features and functionality to our platform that encourage customers to consolidate, and ultimately increase, their digital video advertising spend on our platform. Our customers support team trains and educates our Platform Direct customers on these new features and identifies opportunities to capture an increased share of advertising spend from our existing customers.

•

Migrate Platform Services Customers to Platform Direct. We plan to continue to focus on educating our Platform Services customers about the benefits of our Platform Direct solution. Using our Platform Direct solution, customers are frequently able to save fifty percent of the fees exclusive of media costs that they would typically pay using our Platform Services solution. Using the self-service features of our Platform Direct solution, customers gain increased control over the execution of their campaigns and increased transparency into impression-level economics as compared to traditional insertion order based purchasing. We believe that an increased migration to our Platform Direct solution will ultimately increase the number of recurring campaigns and size of advertising spend on our platform and as a result, increase our gross profit.

•

Expand Into Cross-Screen Advertising. We are expanding into television advertising and adding other digital advertising formats, including display and social, to our platform. The expansion into TV expands our addressable market and the addition of other digital formats makes our platform more compelling to brand advertisers that desire a single platform to manage all of their media buying.

•

Continue to Innovate. We intend to continue to make substantial investments in our platform by introducing enhancements and new features and functionality that position us to capture a larger share of new market opportunities. In addition to improving our algorithms and underlying software, we also intend to continue to invest in ways of extracting greater value from the data we collect for the benefit of our customers. We believe these investments will enhance our value proposition for both existing and prospective customers.

•	Extend Global Footprint. To best support our global advertisers, we plan to utilize our cloud-based architecture to expand our international presence in a cost-effective manner.

Our Customers

Our customers include many of the world’s leading advertisers. For example, during 2014, advertising for 83 advertisers listed on the 2013 AdAge Top 100 U.S. Brands was placed through our platform. Our Platform Direct customers primarily consist of brands, agencies, agency trading desks, ad networks and publishers. Our Platform Services customers are primarily composed of media agencies working on behalf of brand advertisers. For 2014, we had 333 Platform Direct Clients and we had 228 Platform Services customers that had Total Spend of at least $10,000 through our platform. For this purpose, all branches of a single entity are considered a single Platform Services customer. Platform Direct customers that had Total Spend (excluding revenue, which equals spend, from our video syndication software offering) with us of less than $10,000 through our platform had spend of $263,000, $389,000 and $679,000 in the years ended December 31, 2012, 2013 and 2014.

There were no customers that accounted for more than 10% of our revenue during the year ended December 31, 2014. For this purpose, we define a Platform Direct customer as one which operates under a distinct contract with us for our Platform Direct offering and we define a Platform Services customer as one which has provided an insertion order and has a distinct billing address. Branches or divisions of an advertiser that operate under distinct contracts are generally considered as separate customers. In particular, we treat as separate customers different groups within global advertising agencies if they are based in different jurisdictions or with respect to which we have negotiated and manage separate contractual relationships. If all branches and divisions within each global advertising agency were considered to be a single customer, WPP plc and Publicis Groupe SA would have represented 17% and 12% of our 2014 total revenue, respectively.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 11 of the Notes to Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this Report.

Our Platform

Our platform integrates the various technology components and digital video ad inventory sources required to enable advertisers to manage and execute digital video advertising globally. Our platform is cloud-based and accessed using a simple and intuitive user interface. The components are organized into the three phases of managing a campaign: campaign planning, campaign execution and campaign measurement. In addition, we offer specific modules as part of our BrandSuite that integrate various platform components to create distinct solutions for our customers. The following graphic illustrates these components of our platform:

User Interface

Our user interface simplifies the video ad buying process and enables advertisers to launch sophisticated video campaigns in minutes. Each feature of the interface has been designed with the user in mind and offers an intuitive approach to planning campaigns, buying impressions, optimizing spend and measuring campaign effectiveness. Users can easily view trends in key campaign statistics over any time period, view sites, pacing, spend and key statistics for each placement and manage campaigns, creative assets, inventory sources and brand surveys from one interface.

Campaign Planning

Customers access the information critical for campaign planning and then select the campaign parameters they require. Our interface dynamically predicts available inventory levels based on the targeting options and video ad formats selected by the customers.

Global Inventory

Using our platform, customers can access inventory across both public and private sources of inventory, on desktop, mobile and connected TV devices, in over 70 countries. We display inventory availability by publisher and ad format, enabling our customers to plan campaigns more effectively.

•

Public Inventory Sources. We connect with a large number of video ad exchanges, including all major exchanges. In addition, our TubeMogul Select offering allows access to inventory from super premium publishers that only make their inventory available to limited high quality advertisers.

•

Private Inventory Sources. Many publishers seek to control their premium inventory and offer it directly to advertisers. Using our BrandAccess module, advertisers can establish an automated connection to inventory they buy directly from premium publishers using our platform. By consolidating private inventory onto our platform, customers benefit from integrated planning, buying and reporting for their entire video buy. This provides customers with a more streamlined workflow, consistent application of targeting data and optimization across sources of inventory.

Audience Targeting

Our platform offers advertisers control over multiple targeting parameters to enable them to deliver video campaigns to their desired audiences. Targeting options that can be selected include first- and third-party audience data, site-level contextual targeting, keyword topic targeting, global geo targeting, device, operating system, day of week and time of day.

Ad Formats and Rich Media

There are many different ways to present video advertising on digital devices and we enable access to inventory across video ad formats including: pre-roll, in-banner (user-initiated), social, mobile, tablet and connected TV. An ad configurator within our platform allows simple and rapid creation of interactive creative elements, such as call-to-action animations, banner overlays or social network sharing buttons.

Campaign Execution

Our powerful, real-time optimization and decisioning engine helps enhance brand advertising performance while at the same time focusing on brand safety.

Media Buying

Our platform automates impression buying and ad serving for campaigns. Based on budget and targeting parameters set in the planning module, our platform continually evaluates impressions across sources of inventory and dynamically bids for each impression. When an auction is won, the platform serves the ad to the publisher site to be displayed to the user. The entire process typically takes less than 0.25 seconds.

Decisioning and Optimizing

Our platform enables customers to purchase the “best” impression each time according to the audience targeting criteria established in the campaign planning phase. Each second, our platform evaluates as many as 150,000 ad impressions, determines which impressions would be desirable for our customers, based on their targeting criteria, and bids accordingly.

In addition to the decisions made on each bid for an ad impression, our platform continually evaluates which of the criteria are delivering the best performance and then automatically makes adjustments to the bidding strategy to help maximize overall campaign performance.

Fraudulent Placements and Brand Safety

Using site, page and player safety technology, our platform is designed to screen and block sites with objectionable content, in-banner auto-play ad placements and fraudulent bot-driven traffic, with the goal of ensuring that ad placements are consistent with campaign objectives. Our multi-layered approach for protecting brand equity includes manual site screening and categorizing of websites according to content quality, combined with technology that assesses page and placement level content.

Campaign Measurement

We reduce the complexity typically associated with video ad buys by offering a unified view of advertising performance across the campaign for all sources of inventory. Comprehensive and granular site, audience and video level analytics are delivered in real-time across all sources of inventory accessed through our platform.

Audience Verification

We enable advertisers to compare the reach and frequency of their digital and TV campaigns with a common GRP metric through our integration with Nielsen reporting. In addition, our audience analytics help brands gain valuable insights into the types of consumers they reach with information about age, gender and other relevant demographic traits that are important to advertisers. Using our platform, advertisers are able to dynamically review gender distribution, verify the audience reached by a campaign and cost per point and review the age breakdown for each campaign.

Brand Metrics

We offer our proprietary integrated brand survey module that enables advertisers to understand the impact of a campaign with survey-based measurement of brand awareness, favorability, purchase intent and other metrics. We also support major third-party brand survey providers.

Video Analytics

We provide transparent, site-by-site video analytics that enable advertisers to measure the effectiveness of their campaigns. Detailed information on how viewers are consuming videos includes real-time tracking and analysis for metrics such as viewed minutes, completion rates, playtime per view, social shares and geo tracking down to the city level.

Viewability Measurement

We offer viewability reporting that enables advertisers to determine whether their ads were viewed based upon 11 metrics including viewable impressions, viewability rate, viewable completions and player size. Our viewability reporting is based on OpenVideoView, an open source software technology originally developed by us. We founded the OpenVideoView consortium, which is currently supported by over 30 industry members.

BrandSuite

To supplement the various phases of our campaign management platform, we offer our BrandSuite collection of software modules. These modules include:

BrandAccess

BrandAccess enables advertisers to automate direct buys of inventory from premium publishers and other sources of inventory, including ad networks. With BrandAccess, our customers benefit from improved on-target audience delivery and viewability reporting across all the sources of video inventory they utilize.

BrandPoint

BrandPoint provides a simple solution for advertisers that want to plan, buy and measure digital video based on GRPs. By mirroring broadcast buying practices — such as the ability to target by demographic criteria and desired GRPs — advertisers can execute digital video campaigns in a comparable way to TV. BrandPoint is built on proprietary audience modeling technology that is designed to continually learn and adjust automatically over time and includes integrated Nielsen-verified reporting.

BrandSafe

BrandSafe is our multi-layered approach to protect brand equity that is part of our core platform and includes:

SiteSafe. Every site that is available on our platform has been manually screened and categorized into a 3-Tier structure by site quality. Advertisers have complete control over which tiers they are comfortable running on and are able to select sites before, and even during, a campaign.

PageSafe. PageSafe examines the content of individual web pages and determines if they contain objectionable content. This technology is integrated into our real-time buying process, so we can block ads before they are served on pages with offensive content. Pages are categorized into safety ratings (G, PG-13, PG, R) and topics that may be objectionable to the advertiser, such as alcohol, tobacco or adult content, and advertisers can select the safety rating and topics on which they want to avoid running ads.

PlaySafe. PlaySafe prevents in-banner auto-play video ads from running within display banners on low quality sites. We manually identify and categorize these placements on the platform and run PlaySafe technology to detect ad unit and video player size.

BrandSights

BrandSights is an integrated survey module that enables advertisers to gather insights in real-time. In the same way video campaigns are set up and managed on our platform, BrandSights enables customers to easily create, target and launch customized surveys to measure brand awareness, favorability and purchase intent.

Programmatic Television (PTV)

TubeMogul PTV provides advertisers with an automated solution to plan, buy and measure TV ads. PTV enables brands to access linear TV inventory and use richer audience attributes to target their TV buys, all through the same software they use to execute their digital video ad buys.

Customer Service, Support and Training

We offer a full-service campaign management solution that runs on our platform for those advertisers seeking to transact on a campaign-by-campaign basis using our Platform Services team. This team utilizes our platform to execute campaigns according to customer specifications. Our sales and support teams respond to RFPs, execute campaigns and provide periodic reporting.

As part of our Platform Direct offering, we provide a dedicated customer support team to our customers. This team assists customers with advanced campaign setup and execution as needed. This team also educates customers on the benefits of our platform and provides training to customers to enable them to extract the most value from our platform. We also have a dedicated training team that designs the training curriculum, manages our extensive “Help Wiki” that customers can access via our platform, and runs the certification program we offer our customers to verify their skill level in using our platform.

Technology and Infrastructure

Our platform is the result of a significant and sustained financial investment over seven years of research and engineering efforts. Our product and research and development organizations are responsible for the design, development and testing of our platform. We are committed to continuous innovation and rapid introduction of new technologies, features and functionality that bring value to our customers.

Core elements of the platform include:

•

Scalable Big Data Architecture. Our platform is composed of scalable and flexible services built from proprietary and open-source technologies. On a daily basis, the platform reviews billions of ad opportunities and runs over 10 terabytes of queries on this data. Our platform infrastructure is a hybrid of cloud services and collocated facilities in six global data centers across three continents.

•

Real-Time Bidding. On average, our real-time bidding technology evaluates more than 30 billion ad opportunities per day, with each ad opportunity evaluated in less than approximately 50 milliseconds. Our core bidding technology utilizes adapters that allow it to communicate in the format required by different sources of inventory. This allows our platform to easily adapt to a variety of inventory formats, including across channels such as mobile and connected TV.

•

User Demographics Predictive Models. Our machine learning team leverages the massive data sets captured by our platform to build predictive models around user demographic attributes to maximize alignment with Nielsen Online Campaign Ratings and/or Comscore Validated Campaign Essentials, the primary third-party verification services for the digital video advertising industry. Data from our platform is continually fed back into these models, which are reconstructed daily, and improve with engagement with consumers.

•

Optimization. During campaign execution, the optimization engine continually scores a variety of attributes of each impression, such as website, industry vertical or geography, for their likelihood to achieve campaign performance goals. Our real-time bidding engine then shifts budget in real-time to those delivering the most optimal performance. Our platform enables customers to set multiple, simultaneous optimization goals.

•

Video Ad Serving. Our platform includes a robust, globally-distributed video ad server capable of low-latency delivery of digital video ads onto digital devices. The ad server supports uploading video files, transcoding files into the required format and rendering custom interactive components.

•

Real-Time Analytics. Data is collected regarding inventory available for ad opportunities for continuous assessment of the availability of advertising inventory and the associated costs of that inventory. In addition, real-time campaign delivery and spend totals are used to manage campaign budgets and goal caps, as well as for campaign reporting. All collected data is fed back into the optimization engine to improve campaign performance, and into machine-learning models for user demographic predictive modeling.

•

World-Class User Interface. A self-serve user interface provides a robust and intuitive set of campaign workflow management, data reporting and visualization tools, ensuring video advertising campaigns can be easily managed by our broad customer set. User experience and interface design have been paramount in designing an interface that is as simple as most consumer products.

•

Partner Integrations. Our platform is integrated with over 300 sources of inventory and dozens of data management platforms and data exchanges, making thousands of targeting segments available for reaching a desired audience through our platform. Our platform incorporates numerous third-party ad servers, ad verification services, survey vendors and other third-party campaign tools to streamline various campaign execution processes.

The technical infrastructure for our platform is currently primarily managed through third-party web hosting services providers, or third-party service providers, and to a limited extent our own servers which are located at a third-party data center facility. We do not have long term agreements with these service providers and the operator of the data center facility.

Our research and development expenses were $7.4 million, $11.8 million and $22.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Sales and Marketing

Sales

Our global sales force is focused on growing the number of our customers, particularly our Platform Direct customers. We plan to selectively add to our sales force. Our Platform Direct sales team sells our enterprise software solution to customers who want to directly manage and execute their digital video advertising initiatives. These customers include brands, agencies, agency trading desks, ad networks, and publishers seeking to augment their own inventory to satisfy their campaign commitments. Platform Direct sales are complex and difficult to complete. Prospective customers generally consider a number of factors at a senior level and over an extended period of time. Our Platform Direct sales team seeks to build relationships with senior-level decision makers, usually vice president and above at these organizations, and focuses their efforts on informing prospective customers about the value our platform offers. Our Platform Services team primarily addresses media agencies working on behalf of brand advertisers who prefer a fully managed service solution and typically purchase through an RFP and insertion order process. Our Platform Services team includes salespeople and the account managers who execute and optimize campaigns on our customers’ behalf.

Marketing

Our marketing activities are focused on increasing awareness of our brand, executing thought-leadership initiatives, supporting our direct sales team and generating new advertiser leads. We seek to accomplish these objectives by presenting at industry conferences, hosting customer conferences, publishing white papers and research, public relations, social media, and executing integrated advertising campaigns that include direct e-mail, digital advertising, webinars and blog posts.

We host three annual customer conferences, known as TubeMogul University, in North America, Europe and Asia-Pacific. We offer 2-3 days of education, training and other activities at these conferences. We believe these events have increased our profile in each region, developed our reputation as a thought-leader in the industry and helped to solidify relationships with customers.

Employees and Culture

As of December 31, 2014 we had 416 worldwide employees, 77 of which are located outside of the United States, or U.S. Our engineering and product teams reside primarily within our Emeryville, California headquarters. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have never experienced any work stoppages.

We have a strong, founder-led culture that is cultivated and sustained through highly coordinated training and performance management. We have received many industry awards, including the 2013 ASPY Award for Best Customer Service and in 2015 were named 5th Best Place to Work by Glassdoor for Small and Medium Businesses in the U.S.

Competition

The market to provide programmatic solutions for digital video brand advertising is at an early stage of development. As such, this market is rapidly evolving and highly competitive, subject to changing technology, branding objectives and customer demands. We compete primarily with companies developing solutions to automate the purchase of video advertising impressions across multiple sources of inventory. We also compete with other companies that address certain aspects of the digital video advertising market, including demand-side platforms and video-focused ad networks, and in-house tools and custom solutions currently used by brand advertisers and their agencies and by publishers to manage advertising activities. In addition, we compete for advertising spend with large entities that offer digital video advertising services as part of a larger solution for digital media buying. In the future, we may compete with companies developing comprehensive marketing platforms. Other companies that offer analytics, mediation, exchange or other third-party specific technologies may also compete with us. As our platform evolves and we introduce new technologies, features and functionality of our platform, we may become subject to additional competition. Some of our current and prospective competitors in the broader digital advertising market have substantially greater resources and longer histories than us in the digital advertising space, may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. These companies could develop and offer new solutions that directly compete with ours or leverage their position to make changes to their existing platforms that could be disadvantageous to our competitive position.

We believe the principal competitive factors in our industry include the availability of brand-focused tools and an easy to use user interface, the capability to enable advertisers to effectively reach target audiences, multi-device campaign execution capability, buy-side positioning, proven and scalable technologies, relationships with leading brand advertisers and their respective agencies and brand awareness and reputation. We believe that we compete favorably with respect to all of these factors and are well-positioned as a provider of a digital video brand advertising software platform.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, trademark and patent laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property.

As of December 31, 2014, we held one issued U.S. patent, which expires in 2028 and had filed 11 non-provisional patent applications and four provisional patent applications in the U.S. In addition, we maintain a trademark portfolio including common law trademarks, trademark applications pending in the U.S., Canada and the European Union, or EU, and a trademark registration with the World Intellectual Property Organization.

Circumstances outside of our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the U.S. or other countries in which we provide our solution. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and harm our operating results. In addition, as the number of competitors grows and solutions of competitors overlap, we may in the future face claims by third parties that we infringe upon or misappropriate their intellectual property rights, and we may be found to be infringing upon or to have misappropriated such rights. In the future, we, or our customers, may be the subject of legal proceedings alleging that our solutions or underlying technology infringe or violate the intellectual property rights of others.

Privacy and Government Regulation

We and our customers use data about Internet users collected through our platform to manage and execute ad campaigns in a variety of ways, including delivering advertisements to Internet users in particular geographic locations and using particular devices, and to enhance the accuracy of our demographic categorization of websites and Internet users. In addition, our customers may elect to use their own data about Internet users and data segments provided by third-party data companies on our platform to target advertisements to particular audiences. We do not use data that can be used to identify specific people, and we take steps to avoid collecting such personally identifiable information from any source. The definition of personally identifiable information, or personal data, however, varies by country and is evolving, and therefore we have to continually assess our technology platform against an evolving legal landscape. Future regulation affecting our ability to collect and use this data could harm our business. The collection and use of data about Internet users has come under scrutiny by consumer advocacy organizations and regulatory agencies in the U.S. and abroad that focus on online privacy. More specifically, these groups have voiced concern about the use of cookies and other online tools to record an Internet user’s browsing history, and the use of that information to deliver advertisements online based on inferred interests of the Internet user. If future regulation, industry standards or consumer preferences make the collection or use of such data more difficult or impracticable, the value of online advertising could be adversely affected which, in turn, could impact the demand for our products. The costs of compliance with privacy and other laws and regulations are high and are likely to increase in the future and any failure on our part to comply with laws and regulations may expose us to significant liabilities.

We participate in several industry self-regulatory organizations, including the Network Advertising Initiative, or NAI, the Digital Advertising Alliance, or DAA, and the Internet Advertising Bureau. The self-regulatory principles for “interest based” or “online behavioral” advertising upheld by the NAI, the DAA and other organizations require us to provide consumers with notice and choice, including the ability to opt out of interest-based advertising. Our privacy policy offers consumers an easy, one-click opt-out mechanism, which we highlight for consumer users by using an icon with a link to our privacy policy in or around advertisements we handle that are targeted based on consumer interests. In addition to industry self-regulation, our compliance with our privacy policy is also subject to regulation by the U.S. Federal Trade Commission which may bring enforcement actions under Section 5 of the Federal Trade Commission Act against unfair and deceptive trade practices, including the violation of privacy policies.

Corporate Information

TubeMogul was incorporated in California in March 2007 and reincorporated in Delaware in March 2014. Our principal executive offices are located at 1250 53rd Street, Suite 2, Emeryville, California 94608, and our telephone number is (510) 653-0126. Our corporate website address is www.tubemogul.com. Information contained on, or that can be accessed through, our website does not constitute part of this Report and inclusions of our website address in this Report are inactive textual references only.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding TubeMogul and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Form 10-Q and Form 8-K, may be obtained, free of charge, electronically through our internet website, http://investor.tubemogul.com/sec.cfm.

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

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $23.3 million as of December 31, 2014. We may not be profitable in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, we may not be able to sustain this rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Although we began our operations in March 2007, we did not launch our platform or begin generating substantial revenue until the second half of 2011. While we have experienced significant growth in recent periods, our short operating history and developing business model make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our platform and future features and functionality, competition from new and established companies, including those with greater financial and technical resources, acquiring and retaining customers and increasing revenue from existing customers, enhancing our platform and developing new technologies, features and functionality. You should consider our business and prospects in light of the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results and cause the market price of our common stock to decline.

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

The market for digital video advertising for brands is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

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

Substantially all of our Platform Services revenue and a substantial majority of our Platform Direct revenue is sourced through advertising agencies. We contract with advertising agencies as an agent for the brand. We remit payment for media inventory purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from them as the advertising agency does not pay us for use of our platform until it has received payment from the brand. This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 92 days, and average days payable outstanding, or DPO, of 78 days for 2014. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. Many of our contracts with advertising agencies provide that if the brand does not pay the agency, the agency is not liable to us, and we must seek payment solely from the brand. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with brands directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated brand advertiser base. Any write-offs for bad debt could have a material adverse effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

Our business depends in part on advertising agencies and their holding companies as intermediaries, and this may adversely affect our ability to attract and retain business.

For the year ended December 31, 2014, over 4,000 brands executed campaigns through our platform, directly or through an agency. Many brands rely upon advertising agencies in planning and purchasing advertising. Although we maintain relationships with brands, we often do not contract with them directly. In cases where we do not have a direct contractual relationship with the brand, we sell to advertising agencies that utilize our advertising solutions on behalf of their customers. Each advertising agency allocates advertising spend from brands across numerous channels and has no obligation to work with us as it embarks on digital video advertising campaigns. Accordingly, if we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the brands represented by that agency. If the advertising agency is owned by a holding company, this risk is magnified because we also risk losing business from the other agencies owned by such holding company and the brand advertisers those agencies represent. In addition, customer relationships with holding company media trading desks may adversely affect our business with advertising agencies affiliated with the holding company because some holding companies may seek to consolidate media buying to one trading desk and restrict their affiliated advertising agencies from relationships with providers that have a direct relationship with the trading desk. Because advertising agencies act as intermediaries for multiple brands, our customer base is more concentrated than might be reflected by the number of brands that use our platform. In addition, these intermediary relationships may impede our brand-building efforts, making it more difficult for us to achieve widespread brand awareness that is critical for broad customer adoption of our platform.

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

We increased our number of full-time employees from 57 as of December 31, 2011 to 416 as of December 31, 2014. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources as these personnel are integrated into and become productive within our organization. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow to offset our investment in research and development and sales and marketing. Maintaining and growing a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. In this regard we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Furthermore, as the number of competing intermediaries that purchase advertising inventory from RTB exchanges and that utilize advertising solutions providers continues to increase, intermediaries or their bidding processes may favor other bidders and we may not be able to compete successfully for advertising inventory available on RTB exchanges. Even if our bids are successful, the inventory may be of low quality or misrepresented to us, despite our attempts to prevent fraud and conduct quality assurance checks on inventory and we could be subject to liability and our business could be harmed.

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

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on intellectual property laws, including trade secret, copyright, trademark and patent laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our platform.

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

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective protection of our intellectual property may not be available to us in every country in which our platform are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

As of December 31, 2014, we had offices in eight countries outside the U.S., and as we continue to expand our customer base outside the U.S., our business is increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We currently have foreign sales and accounts receivable denominated in multiple currencies including Australian dollars, British pounds, Canadian dollars, Euros, Japanese yen and Singapore dollars. In addition, we purchase advertising in local currencies and incur a portion of our operating expenses in the currencies of the countries where we have offices. We face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue from international operations would be adversely affected. Our operating results could be negatively impacted depending on the amount of cost of revenue or operating expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions or expenses changes in the future because we do not currently hedge our foreign currency exposure. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

Government regulation may increase the costs of doing business online. Federal, state, municipal and foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, video advertising online, the use of data to inform advertising, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual Internet users. Although we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store IP addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. For instance, the Children’s Online Privacy Protection Act, or COPPA, imposes requirements on website operators and online services that are aimed at children under the age of 13 years of age. COPPA was recently amended to require notice and parental consent to include persistent identifiers for behavioral advertising and other tracking across websites. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect, restrict our ability to use identifiers to collect information, and, thus, affect our ability to collect data, the costs of doing business online, and affect the demand for our platform, the ability to expand or operate our business, and harm our business.

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

Some of our activities may also be subject to the laws of foreign jurisdictions, whether or not we are established or based in such jurisdictions. Within the EU, where we currently have an active presence in the United Kingdom, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have implemented legislation requiring entities to obtain the user’s consent before placing cookies for targeted advertising purposes. Additional EU member state laws may follow. We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies to compensate for the lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. In addition, certain information, such as IP addresses as collected and used by us may constitute “personal data” in certain non-U.S. jurisdictions, including in the United Kingdom, and therefore certain of our activities could be subject to EU laws applicable to the processing and use of personal data.

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

As a public company, we now incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The Nasdaq Stock Market, or NASDAQ, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

As a public company it is more expensive for us to obtain director and officer liability insurance on the terms that we would like and we may find it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

As of December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

Technology stock has historically experienced high levels of volatility. The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Factors that could cause fluctuations in the trading price of our common stock include:

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

•	press releases or other public announcements by us or others, including our filings with the SEC;
•	changes in the market perception of digital video advertising solutions generally or in the effectiveness of our platform in particular;
•	announcements of technological innovations, new applications, features, functionality or enhancements to products, services or solutions by us or by our competitors;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	announcements regarding litigation involving us;
•	recruitment or departure of key personnel;
•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;
•	regulatory developments in the U.S. or foreign countries;
•	the economy as a whole, market conditions in our industry, and the industries of our customers;
•	the size of our market float; and
•	any other factors discussed in this Report.

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales might occur or if there is a large number of shares of our common stock available for sale, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2014, we had 29,837,892 million shares of common stock outstanding.

All of our shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. In addition, on January 14, 2015, 5.0 million shares became tradable without restriction upon the expiration of lock-up agreements executed in connection with our initial public offering, or IPO. Shares held by directors, executive officers and other affiliates are subject to volume limitations and other restrictions under Rule 144 and in limited cases are subject to various vesting restrictions.

Additionally, on July 18, 2014, we filed a registration statement to register 12.7 million shares reserved for future issuance under our equity compensation plans. Our equity incentive plans allow us to issue, among other things, stock options, restricted stock, and restricted stock units. As a result, any shares issued or granted under the plans also will be freely tradable in the public market, subject to lock-up agreements as applicable. If equity securities are issued under the plans and it is perceived that they will be sold in the public market, then the price of our common stock could decline substantially.

As of December 31, 2014, holders of approximately 15.6 million shares of our common stock have rights, subject to conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Once we have registered the resale of these shares, they can be sold in the public market. If these additional shares are sold, or it is perceived that they will be sold, the trading price of our common stock could decline.

Furthermore, certain of our executive officers have adopted, and other employees, executive officers or directors may in the future adopt written plans, known as “Rule 10b5-1 Plans,” under which they have contracted, or may in the future contract, with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales of substantial amounts of our common stock in the public market following the release of the lock-ups or otherwise, including, but not limited to sales made by our employees, executive officers and directors pursuant to Rule 10b5-1 Plans, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The concentration of our common stock ownership with our executive officers, directors and affiliates will limit your ability to influence corporate matters.

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate, approximately 76% of our outstanding common stock as of December 31, 2014. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal office, totaling approximately 35,000 square feet, in Emeryville, California, under a combination of leases and subleases that expire between 2015 and 2017. We maintain additional leased space in several locations globally, including in Kiev, Ukraine for a small supplemental systems operations support team. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on The Nasdaq Global Select Market on July 18, 2014 under the symbol “TUBE”.   Prior to that date, there was no public trading market for our common stock.

The following table sets forth the high and low closing sales prices of our common stock during each full quarterly period within the last two fiscal years:

Fiscal 2014	High	Low
Third Quarter (since July 18, 2014)	$13.89	$9.00
Fourth Quarter	23.62	10.78

Stockholders

According to the records of our transfer agent, as of March 23, 2015, TubeMogul had 63 stockholders of record (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include, as one record holder each such brokerage house or clearing agency). Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid a cash dividend on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Recent Sales of Unregistered Securities

Since January 1, 2014, we have issued and sold the following unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

From January 1, 2014 to March 31, 2014, we granted our directors, employees, consultants and other service providers options to purchase an aggregate of 140,500 shares of common stock under the 2007 Equity Compensation Plan (2007 Plan) at exercise prices ranging from $7.10 to $8.34 per share.

From January 1, 2014 to March 31, 2014, we granted our directors, employees, consultants and other service providers restricted stock units for an aggregate of 181,650 shares of common stock under the 2007 Plan in exchange for services.

From January 1, 2014 to March 31, 2014, we issued 449,868 shares of common stock to our directors, employees, consultants and other service providers upon exercise of options granted by us under our 2007 Plan, with exercise prices ranging from $0.02 to $7.10 per share, for an aggregate purchase price of $180,778.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison of the cumulative total return on an initial investment of $100 in our common stock on July 18, 2014 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2014 with the comparative cumulative total return of such amount on the Standard & Poor’s SmallCap 600 Information Technology Index (S&P SmallCap 600 Information Technology Index) and The Nasdaq Composite Index (NASDAQ Composite) for the same period. The data for the S&P SmallCap 600 Information Technology Index and the NASDAQ Composite assumes reinvestments of dividends. We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The graph also assume our closing sales price on July 18, 2014 of $11.50 as the initial value of our common stock.

The stock price performance shown in the graph below is based upon historical data and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

Use of Proceeds

On July 23, 2014, we consummated our IPO of 7,187,500 shares of our common, stock including 937,500 shares issued upon the full exercise of the underwriters’ overallotment option. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194817), which was declared effective by the SEC on July 17, 2014. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 18, 2014 pursuant to Rule 424(b)(4) of the Securities Act.

Item 6. Selected Financial Data

The following selected consolidated financial and other data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, which are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2012, 2013 and 2014 and the consolidated balance sheet data as of December 31, 2013 and 2014 are derived from the audited consolidated financial statements that are included elsewhere in this Report. We derived the consolidated statements of operations data for the year ended December 31, 2011, and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements that are not included in this Report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended
	December 31,
	2011	2012	2013	2014
	(in thousands except share, per share and client data)
Consolidated Statements of Operations Data:
Revenue:
Platform Direct	$2,171	$5,433	$19,331	$49,231
Platform Services	13,488	28,726	37,883	65,012
Total revenue	15,659	34,159	57,214	114,243
Cost of revenue	8,214	16,374	19,698	33,941
Gross profit	7,445	17,785	37,516	80,302
Operating expenses:
Research and development (1)	3,797	7,364	11,837	22,142
Sales and marketing (1)	5,340	10,384	21,378	38,133
General and administrative (1)	2,294	4,931	10,477	21,615
Total operating expenses	11,431	22,679	43,692	81,890
Gain on sale of InPlay	—	1,950	—	—
Loss from operations	(3,986)	(2,944)	(6,176)	(1,588)
Other (expense) income, net:
Loss on extinguishment of convertible notes	—	—	—	(538)
Interest expense, net	(72)	(232)	(169)	(216)
Change in fair value of convertible preferred stock warrant liability	(11)	(154)	(388)	168
Foreign exchange loss	(23)	(141)	(618)	(1,987)
Other expense, net	(106)	(527)	(1,175)	(2,573)
Net loss before income taxes	(4,092)	(3,471)	(7,351)	(4,161)
Provision for income taxes	(1)	(94)	(60)	(283)
Net loss	$(4,093)	$(3,565)	$(7,411)	$(4,444)
Basic and diluted net loss per share attributable to common stockholders (2)	$(0.66)	$(0.55)	$(1.12)	$(0.22)
Other data (unaudited):
Platform Direct Spend (3)	$4,314	$25,032	$74,016	$189,248
Total Spend (3)	$17,802	$53,758	$111,899	$254,260
Adjusted EBITDA (4)	$(3,754)	$(2,425)	$(5,183)	$2,553
Number of Platform Direct Clients (5)	25	86	208	333

(1)	Stock-based compensation expense included above was as follows:

	Years Ended
	December 31,
	2011	2012	2013	2014
	(in thousands)
Research and development	$50	$159	$206	$1,094
Sales and marketing	72	92	230	1,058
General and administrative	11	179	325	1,391
Total stock-based compensation	$133	$430	$761	$3,543
(2)

See Note 8 to the Notes to Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data” of this Report for a description of the method used to compute basic and diluted net loss per share and unaudited pro forma basic and diluted net loss per share.

(3)

For purposes of calculating Total Spend and Platform Direct Spend, we define spend as the aggregate gross dollar volume that our customers spend through our platform, including cost of media purchases and our fees. Platform Direct Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the spend through our Platform Direct offering. Platform Services Spend equals our Platform Services revenue. Total Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the sum of Platform Direct Spend and Platform Services Spend. Please see “— Non-GAAP Financial Measures” below for information regarding the limitations of using these measures and for reconciliations of these measures to Platform Direct revenue and revenue, the most directly comparable financial measures calculated in accordance with GAAP.

(4)

Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before interest expense, net, provision for income tax, depreciation and amortization expense excluding amortization of internal use software development costs, stock-based compensation expense, foreign exchange gains and losses, loss on extinguishment of convertible notes, and change in fair value of convertible preferred stock warrant liability. Please see “— Non-GAAP Financial Measures” below for information regarding the limitations of using Adjusted EBITDA as a financial measure and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

(5)

We define a Platform Direct Client as a customer that had a total aggregate spend of at least $10,000 through our platform during the previous twelve months. For purposes of this definition, all branches or divisions of a customer that operate under its contract with us are considered a single Platform Direct Client. In a limited number of instances in any period, branches or divisions of an advertiser that operate under distinct contracts are each considered a separate Platform Direct Client. We believe that our total number of Platform Direct Clients is an important measure of our ability to increase revenue and the effectiveness of our sales force.

	December 31,
	2011	2012	2013	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,467	$19,670	$19,475	$46,592
Working capital	8,153	25,039	25,915	65,906
Total assets	15,074	43,905	70,615	142,707
Debt obligations, current and non-current, and convertible preferred stock warrant liability	748	4,658	3,882	1,362
Total stockholders’ equity	8,430	23,009	27,255	70,641

Non-GAAP Financial Measures

Total Spend and Platform Direct Spend

For purposes of calculating Total Spend and Platform Direct Spend, we define spend as the aggregate gross dollar volume that our customers spend through our platform, which includes cost of media purchases and our fees. Platform Direct Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the spend through our Platform Direct offering. Platform Services Spend equals our Platform Services revenue. Total Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the sum of Platform Direct Spend and Platform Services Spend. We believe Platform Direct Spend and Total Spend are meaningful measures of our operating performance because our ability to generate increases in Total Spend is strongly correlated to our ability to generate increases in Platform Direct revenue and revenue, respectively. Platform Direct Spend and Total Spend are used by our management and board of directors to understand our business and make operating decisions. A limitation of each of Total Spend and Platform Direct Spend is that each is a measure that we have defined for internal purposes that may be unique to us, and therefore may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Because of these limitations you should consider Platform Direct Spend and Total Spend along with the corresponding GAAP-based measures. The following table presents a reconciliation of Platform Direct Spend and Total Spend to revenue for each of the periods indicated:

	Years Ended
	December 31,
	2011	2012	2013	2014
	(in thousands)
Platform Direct Revenue	$2,171	$5,433	$19,331	$49,231
Plus: Non-GAAP Platform Direct Media Cost	2,143	19,599	54,685	140,017
Platform Direct Spend	$4,314	$25,032	$74,016	$189,248
Platform Services Spend	$13,488	$28,726	$37,883	$65,012
Total Spend	$17,802	$53,758	$111,899	$254,260

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before interest expense, net, provision for income tax, depreciation and amortization expense excluding amortization of internal use software development costs, stock-based compensation expense, foreign exchange gains and losses, loss on extinguishment of convertible notes, and change in fair value of convertible preferred stock warrant liability. We have provided below a reconciliation of Adjusted EBITDA to net loss the most directly comparable GAAP financial measure. Adjusted EBITDA is a key measure used by our management and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our board of directors.

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

•

Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of stock-based compensation; (3) impact of foreign exchange gains and losses, both realized and unrealized; (4) loss on extinguishment of convertible notes; or (5) tax payments that may represent a reduction in cash available to us; and

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, loss, and our GAAP financial results. The following is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP for each of the periods indicated:

	Years Ended
	December 31,
	2011	2012	2013	2014
	(in thousands)
Net loss	$(4,093)	$(3,565)	$(7,411)	$(4,444)
Interest expense, net	72	232	169	216
Provision for income taxes	1	94	60	283
Depreciation and amortization expense, excluding amortization of internal use software development costs	99	89	232	598
Stock-based compensation expense	133	430	761	3,543
Foreign exchange loss	23	141	618	1,987
Change in fair value of convertible preferred stock warrant liability	11	154	388	(168)
Loss on extinguishment of convertible notes	—	—	—	538
Adjusted EBITDA	$(3,754)	$(2,425)	$(5,183)	$2,553

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

Our Platform Direct offering allows advertisers to run self-serve campaigns eliminating the often complex and inefficient RFP process through which digital media is typically bought. Platform Direct customers enter into master service agreements with us that enable them to execute all of their campaigns under the agreement without the need for campaign-by-campaign insertion orders, or IOs. We generate Platform Direct revenue by charging our customers a utilization fee that is a percentage of media spend as well as fees for additional features offered through our platform. Because Platform Direct customers have control of the media purchasing decisions through our platform, our Platform Direct revenue is recognized on a net basis, meaning that it only includes our fees and not the cost of media purchased. The gross margin for our Platform Direct offering for the year ended December 31, 2014 was 97%.

Our Platform Services offering allows advertisers who continue to use a traditional RFP process to realize the benefits of our platform without needing to alter their purchasing process. Platform Services arrangements are generally in the form of discrete IOs which are negotiated on a campaign-by-campaign basis. We generate Platform Services revenue by delivering digital video advertisements based upon our customer’s campaign specifications. Our Platform Services revenue is recognized on a gross basis, meaning that it includes the cost of the media purchased. The gross margin for our Platform Services offering for the year ended December 31, 2014 was 50%.

We believe customers value both our Platform Direct and our Platform Services offerings as Total Spend through our platform has increased from $53.8 million for the year ended December 31, 2012 to $111.9 million for the year ended December 31, 2013 to $254.3 million for the year ended December 31, 2014, representing a compound annual growth rate, or CAGR, of 117%. We define Total Spend as the aggregate gross dollar volume that our Platform Direct customers and Platform Services customers spend through our platform, which includes media purchases and our fees. We actively engage with our Platform Services customers to educate them about the benefits of migrating to our Platform Direct offering.

We consider our global capabilities to be a competitive differentiator to global brands and agencies. Campaigns can be executed through our platform in over 70 countries using a single integrated workflow. During 2014, we executed campaigns in over 44 countries and generated 31% of our revenue from customers with billing addresses outside of the U.S. For financial information about our geographic areas, please see Note 11 of the notes to our consolidated financial statements appearing elsewhere in this Report.

We were incorporated in California in 2007 and reincorporated in Delaware in March 2014. We initially developed video content syndication and video analytics software for publishers and launched our advertiser-focused platform in 2011. For the years ended December 31, 2012, 2013, and 2014, our revenue increased from $34.2 million to $57.2 million to $114.2 million. For the years ended December 31, 2012, 2013, and 2014, our gross margin increased from 52% to 66% to 70%. We also had net losses of $3.6 million, $7.4 million and $4.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

	Years ended
	December 31,
	2012	2013	2014
	(in thousands, except percentages and clients)
Key Metrics
Platform Direct Spend (unaudited)	$25,032	$74,016	$189,248
Platform Services Spend	28,726	37,883	65,012
Total Spend (unaudited)	$53,758	$111,899	$254,260
Platform Direct revenue	$5,433	$19,331	$49,231
Platform Services revenue	28,726	37,883	65,012
Total revenue	$34,159	$57,214	$114,243
Gross profit	$17,785	$37,516	$80,302
Gross margin	52%	66%	70%
Adjusted EBITDA (unaudited)	$(2,425)	$(5,183)	$2,553
Number of Platform Direct Clients (unaudited)	86	208	333

Total Spend and Platform Direct Spend

For purposes of calculating Total Spend and Platform Direct Spend, we define spend as the aggregate gross dollar volume that our customers spend through our platform, which includes cost of media purchases and our fees. Platform Direct Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the spend through our Platform Direct offering. Platform Services Spend equals our Platform Services revenue. Total Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the sum of Platform Direct Spend and Platform Services Spend. We believe Platform Direct Spend and Total Spend are meaningful measures of our operating performance because our ability to generate increases in Platform Direct Spend and Total Spend are strongly correlated to our ability to generate increases in Platform Direct revenue and revenue, respectively. Platform Direct Spend and Total Spend are used by our management and board of directors to understand our business and make operating decisions. A limitation of each of Platform Direct Spend and Total Spend is that each is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Because of these limitations you should consider Platform Direct Spend and Total Spend along with the corresponding GAAP-based measures. Please see “Selected Financial Data — Non-GAAP Financial Measures” for information regarding the limitations of using these measures and for reconciliations of these measures to Platform Direct revenue and revenue, the most directly comparable financial measures calculated in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before interest expense, net, provision for income tax, depreciation and amortization expense excluding amortization of internal use software development costs, stock-based compensation expense, foreign exchange gains and losses, loss on extinguishment of convertible notes, and change in fair value of convertible preferred stock warrant liability. Adjusted EBITDA is a key measure used by our management and the board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our board of directors. Please see “Selected Financial Data — Non-GAAP Financial Measures” for information regarding the limitations of using Adjusted EBITDA as a financial measure and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

Number of Platform Direct Clients

We define a Platform Direct Client as a customer that had total aggregate spend of at least $10,000 through our platform during the previous twelve months. For purposes of this definition, all branches or divisions of a customer that operate under its contract with us are considered a single Platform Direct Client. In a limited number of instances in any period, branches or divisions of an advertiser that operate under distinct contracts are each considered a separate Platform Direct Client. For example, of our 333 Platform Direct Clients in 2014, 33 represented distinct operations of 11 global companies, primarily advertising agencies, based in different jurisdictions and with respect to which we have negotiated and manage separate contractual relationships. We believe that our total number of Platform Direct Clients is an important measure of our ability to increase revenue and the effectiveness of our sales force.

Platform Direct Cohort Spend

In order to analyze the contribution to the growth of our business driven by the increase in spend from pre-existing Platform Direct customers, we measure Platform Direct Spend for the set of customers, or Cohort, that commenced spending on our Platform Direct offering in a specific year relative to subsequent periods. As illustrated in the following tables, the spend from our 2011, 2012 and 2013 Cohorts has increased over subsequent periods. For 2014, the 2011 Cohort contributed 32% of Platform Direct Spend, the 2012 Cohort contributed 16%, the 2013 Cohort contributed 31% and the 2014 Cohort contributed 22%. For 2013, the 2011 Cohort contributed 45% of Platform Direct Spend, the 2012 Cohort contributed 25% and the 2013 Cohort contributed 30%. For 2012, the 2011 Cohort contributed 71% of Platform Direct Spend, and the 2012 Cohort contributed 29%. We believe that this analysis is helpful in understanding our business.

	Years Ended December 31,				2011 - 2012		2012 - 2013		2013 - 2014
						% of Total Platform		% of Total Platform		% of Total Platform
Cohort (1)	2011	2012	2013	2014	% Change	Direct Spend	% Change	Direct Spend	% Change	Direct Spend
	(in thousands except percentages)
Customers First Spent 2011	$2,552	$17,170	$32,833	$60,030	573%	71%	91%	45%	83%	32%
Customers First Spent 2012	NA	6,847	18,456	29,766	NA	29%	170%	25%	61%	16%
Customers First Spent 2013	NA	NA	22,189	58,313	NA	NA	NA	30%	163%	31%
Customers First Spent 2014	NA	NA	NA	40,785	NA	NA	NA	NA	NA	22%
Total	$2,552	$24,017	$73,478	$188,894	841%	100%	206%	100%	157%	100%

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

Factors Affecting Our Performance

We believe that the continued growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

Retention of and Growth in Spend by Existing Customers

Our future revenue is dependent upon our ability to retain our existing customers and to gain a larger amount of their advertising spend through both our Platform Direct and Platform Services offerings. In particular, our recent growth in Total Spend has been driven by an increase in spend by our existing Platform Direct customers. Of our 25 largest Platform Direct Clients by Platform Direct Spend in 2013, 23 or 92% were also Platform Direct Clients in 2014. Of our 50 largest Platform Direct Clients by Platform Direct Spend in 2013, 47 or 94% were also Platform Direct Clients in 2014. For 2014, 78% of our Platform Direct Spend was from customers that first transacted through our Platform Direct offering in 2011, 2012 or 2013.

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

Revenue Growth from Additional Media Markets

In 2012, 2013 and 2014, approximately 95%, 95% and 91% of our revenue, respectively, came from advertising served to personal computer users. Our future performance will be dependent in part upon the continued growth of digital video channels, including mobile video, connected TV, social video and TV formats such as video on demand, and upon our ability to grow our revenue in these channels. Accordingly, our business and operating results will be significantly affected by our ability to timely enhance our platform to address these emerging segments of the digital video advertising market and the speed with which advertisers adopt these channels to conduct their advertising campaigns. Revenue from these other digital video channels was not material in 2012, 2013 or 2014.

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

Components of Our Results of Operations

Revenue

We generate revenue from our Platform Direct customers from fees based on a percentage of their media spend through our platform as well as from fees for additional services delivered concurrently such as audience targeting data, ad serving, brand safety, topic targeting and other reporting related services that we offer. We generate revenue from our Platform Services customers by delivering digital video advertisements based upon a pre-agreed set of fixed objectives with an advertiser or agency. Our Platform Services business is generally priced based upon a cost per thousand impressions, or CPM, or based upon specific campaign specifications such as number of engagements, completed views or on-target impressions.

Cost of Revenue

Cost of revenue is comprised primarily of media costs. Media costs consist of advertising impressions we purchase from advertising sources of inventory in connection with our Platform Services offering. We typically pay for these impressions on a CPM basis. Cost of revenue also includes technical infrastructure costs which include the cost of internal and third-party servers and related services, internet access costs and amortization of internal use software development costs on revenue-producing technologies. Technical infrastructure costs represented 5% of our cost of revenue for the year ended December 31, 2014. After giving effect to the allocation of these costs between our Platform Direct revenue (in respect of which it is the largest component of cost of revenue) and Platform Services revenue based upon the amount of media purchases through each service, our gross margin for Platform Direct revenue and Platform Services revenue was 97% and 50%, respectively, for the year ended December 31, 2014. We anticipate that cost of revenue will increase in absolute dollars as our revenue increases, but will decrease as a percentage of revenue as our Platform Direct revenue increases as a percentage of our total revenue. We also expect that over time our Platform Services gross margins will decrease and our Platform Direct gross margins will remain relatively stable.

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

Other Expense, Net

Loss on extinguishment of convertible notes relates to the redemption of convertible notes from all of the investors in Tubemogul Japan, Inc.

Interest expense, net is related to our term debt and line of credit, offset in 2012 by immaterial interest income resulting from our short-term investment in marketable securities. Interest expense is expected to fluctuate as we draw on or pay down our line of credit and term debt.

Change in fair value of convertible preferred stock warrant liability is related to a mark to market adjustment associated with a warrant to purchase our preferred stock, all of which was automatically converted into shares of common stock as a result of the IPO.

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

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry forwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance in the near term.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of total revenue for the periods presented.

	Years Ended
	December 31,
	2012	2013	2014
	(in thousands)
Revenue:
Platform Direct	$5,433	$19,331	$49,231
Platform Services	28,726	37,883	65,012
Total revenue	34,159	57,214	114,243
Cost of revenue	16,374	19,698	33,941
Gross profit	17,785	37,516	80,302
Operating expenses:
Research and development (1)	7,364	11,837	22,142
Sales and marketing (1)	10,384	21,378	38,133
General and administrative (1)	4,931	10,477	21,615
Total operating expenses	22,679	43,692	81,890
Gain on sale of InPlay	1,950	—	—
Loss from operations	(2,944)	(6,176)	(1,588)
Other (expense) income, net:
Loss on extinguishment of convertible notes	—	—	(538)
Interest expense, net	(232)	(169)	(216)
Change in fair value of convertible preferred stock warrant liability	(154)	(388)	168
Foreign exchange loss	(141)	(618)	(1,987)
Other expense, net	(527)	(1,175)	(2,573)
Net loss before income taxes	(3,471)	(7,351)	(4,161)
Provision for income taxes	(94)	(60)	(283)
Net loss	$(3,565)	$(7,411)	$(4,444)

(1)	Stock-based compensation expense included above was as follows:

	Year Ended
	December 31,
	2012	2013	2014
	(in thousands)
Research and development	$159	$206	$1,094
Sales and marketing	92	230	1,058
General and administrative	179	325	1,391
Total stock-based compensation	$430	$761	$3,543

	Years Ended
	December 31,
	2012	2013	2014
Revenue:
Platform Direct	16%	34%	43%
Platform Services	84%	66%	57%
Total revenue	100%	100%	100%
Cost of revenue	48%	34%	30%
Gross profit	52%	66%	70%
Operating expenses:
Research and development	22%	21%	19%
Sales and marketing	30%	37%	33%
General and administrative	14%	18%	19%
Total operating expenses	66%	76%	72%
Gain on sale of InPlay	6%	—	—
Loss from operations	(8)%	(10)%	(1)%
Other (expense) income, net:
Loss on extinguishment of convertible notes	0%	0%	(0)%
Interest expense, net	(1)%	0%	(0)%
Change in fair value of convertible preferred stock warrant liability	(0)%	(1)%	0%
Foreign exchange loss	(0)%	(1)%	(2)%
Other expense, net	(1)%	(2)%	(2)%
Net loss before income taxes	(9)%	(12)%	(4)%
Provision for income taxes	(0)%	(0)%	(0)%
Net loss	(9)%	(12)%	(4)%

Comparison of the Years Ended December 31, 2014, 2013 and 2012

Revenue

	Years Ended December 31,			$ Change		% Change
	2012	2013	2014	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in thousands except percentages)
Platform Direct	$5,433	$19,331	$49,231	$29,900	$13,898	155%	256%
Platform Services	28,726	37,883	65,012	27,129	9,157	72%	32%
Total revenue	$34,159	$57,214	$114,243	$57,029	$23,055	100%	67%

Revenue increased by $57.0 million, or 100%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. Platform Direct revenue increased by $29.9 million, or 155%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. Platform Direct revenue from Platform Direct customers who were customers as of the year ended December 31, 2013 contributed $19.4 million of the growth. Platform Direct revenue from Platform Direct customers who were new customers since December 31, 2013 contributed $10.5 million of the growth. Platform Services revenue increased by $27.1 million, or 72%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in Platform Services revenue was primarily due to the $16.5 million in revenue from customers who spent with us during the year ended December 31, 2014 that also spent with us during the year ended December 31, 2013, and a $10.6 million increase in revenue from customers that spent with us during the year ended December 31, 2014 that did not spend with us during the year ended December 31, 2013.

Revenue increased $23.1 million, or 67%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. Platform Direct revenue increased $13.9 million, or 256%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. Platform Direct revenue from Platform Direct customers who first spent with us in the year ended December 31, 2011 and the year ended December 31, 2012 contributed $7.8 million of the growth. Platform Direct customers who first spent with us in the year ended December 31, 2013 contributed $6.5 million of the growth. These Platform Direct revenue increases were partially offset by a decline in revenue from our legacy video syndication technology of $0.4 million. Platform Services revenue increased $9.2 million, or 32%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in Platform Services revenue was primarily due to $9.2 million in revenue from customers who spent with us during the year ended December 31, 2013 that did not spend with us during the year ended December 31, 2012.

Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,			$ Change		% Change
	2012	2013	2014	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in thousands except percentages)
Cost of revenue	$16,374	$19,698	$33,941	$14,243	$3,324	72%	20%
Gross profit	17,785	37,516	80,302	42,786	19,731	114%	111%
Gross margin	52%	66%	70%

Cost of revenue increased $14.2 million, or 72%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was due to a $13.5 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased by $0.5 million, or 51%, for the year ended December 31, 2014. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $18.4 million and $19.1 million for the year ended December 31, 2013 to $47.6 million and $32.7 million for the year ended December 31, 2014, respectively. Gross margin increased to 70% for the year ended December 31, 2014 compared to 66% for the year ended December 31, 2013, primarily due to Platform Direct having grown to 43% of total revenue as compared to 34% in the comparable period.

Cost of revenue increased $3.3 million, or 20%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was due to a $3.2 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs were relatively unchanged at $1.1 million for the year ended December 31, 2012 compared to $1.0 million for the year ended December 31, 2013. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $4.8 million and $13.0 million for the year ended December 31, 2012 to $18.4 million and $19.1 million for the year ended December 31, 2013, respectively. Gross margin increased to 66% for the year ended December 31, 2013 compared to 52% for the year ended December 31, 2012, primarily due to Platform Direct revenue having grown to 34% of total revenue as compared to 16% in the comparable period.

Research and Development

	Years Ended December 31,			$ Change		% Change
	2012	2013	2014	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in thousands except percentages)
Research and development	$7,364	$11,837	$22,142	$10,305	$4,473	87%	61%
Percent of revenue	22%	21%	19%

Research and development expense increased by $10.3 million, or 87%, during 2014 compared to 2013. The increase was primarily due to an increase in personnel costs of $7.7 million and additional technical infrastructure costs of $1.7 million. The increase in personnel costs, was primarily due to an increase in headcount, which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development efforts. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities. We also increased our engineering consulting expenses by $0.8 million due to additional product development costs and the need for specialized skills to support certain projects. We capitalized $0.5 million of internally developed software costs in 2014 and $0.6 million of internally developed software costs in 2013.

Research and development expense increased by $4.5 million, or 61%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to an increase in personnel costs of $3.4 million and additional technical infrastructure costs of $1.4 million. The increase in personnel costs was primarily due to an increase in headcount, which reflected our continued investment in hiring technical personnel, including engineers, to maintain our platform and support our research and development efforts. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities. We capitalized $0.5 million of internally developed software costs in the year ended December 31, 2013. No such costs were capitalized in the year ended December 31, 2012.

Sales and Marketing

	Years Ended December 31,			$ Change		% Change
	2012	2013	2014	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in thousands except percentages)
Sales and marketing	$10,384	$21,378	$38,133	$16,755	$10,994	78%	106%
Percent of revenue	30%	37%	33%

Sales and marketing expense increased by $16.8 million, or 78%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to an increase in personnel costs of $13.3 million, including a $3.7 million increase in sales commissions, and an increase in marketing expenses of $3.2 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount during the year ended December 31, 2014.

Sales and marketing expense increased by $11.0 million, or 106%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to an increase in personnel costs of $8.2 million, including a $2.0 million increase in sales commissions, and an increase in marketing expenses of $2.8 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount during the year ended December 31, 2013.

General and Administrative

	Years Ended December 31,			$ Change		% Change
	2012	2013	2014	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
	(in thousands except percentages)
General and administrative	$4,931	$10,477	$21,615	$11,138	$5,546	106%	112%
Percent of revenue	14%	18%	19%

General and administrative expense increased by $11.1 million, or 106%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to an increase in personnel costs of $6.1 million related to an increase in headcount to support our growth, including additions of several senior administrative personnel, an increase in facility costs of $2.0 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel, an increase in professional fees of $1.8 million due to increased legal, accounting and audit services to support the Company’s operations as a public company and an increase in bad debt expense of $0.4 million.

General and administrative expense increased by $5.5 million, or 112%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to an increase in personnel costs of $2.4 million related to an increase in headcount to support our growth, an increase in facility costs of $1.8 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel, an increase in professional fees of $1.0 million due to increased legal, accounting and audit services and an increase in bad debt expense of $0.3 million.

Other Expenses, Net

Loss on extinguishment of convertible notes relates to the redemption of convertible notes from all of the investors in Tubemogul Japan, Inc.

The increase in other expenses, net was primarily due to a loss on foreign currency translations due to the impact of foreign currency exchange rate fluctuations on our higher outstanding balance of foreign currency accounts receivable.

Provision for Income Taxes

Our provision for income taxes for 2012, 2013 and 2014 primarily relates to taxes due in foreign jurisdictions.

Quarterly Results of Operations and Key Metrics

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of total revenue, unless otherwise noted, for each of the eight quarters in the period ended December 31, 2014. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited financial statements included elsewhere in this Report. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Report. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014
	(in thousands, except per share data)
	(unaudited)
Revenue:
Platform Direct	$2,312	$3,976	$4,649	$8,394	$9,248	$11,567	$12,114	$16,302
Platform Services	7,268	8,665	8,304	13,646	12,778	17,148	15,306	19,780
Total revenue	9,580	12,641	12,953	22,040	22,026	28,715	27,420	36,082
Cost of revenue	3,392	4,288	4,487	7,531	6,215	9,108	8,255	10,363
Gross profit	6,188	8,353	8,466	14,509	15,811	19,607	19,165	25,719
Operating expenses:
Research and development (1)	2,346	2,804	3,204	3,483	3,808	4,940	5,287	8,107
Sales and marketing (1)	4,116	5,301	5,231	6,730	7,929	8,285	8,783	13,136
General and administrative (1)	1,475	2,352	3,097	3,553	4,438	4,704	5,583	6,890
Total operating expenses	7,937	10,457	11,532	13,766	16,175	17,929	19,653	28,133
Gain on sale of InPlay	—	—	—	—	—	—	—	—
(Loss) Income from operations	(1,749)	(2,104)	(3,066)	743	(364)	1,678	(488)	(2,414)
Other (expense) income, net:
Loss on extinguishment of convertible notes	—	—	—	—	—	—	—	(538)
Interest expense, net	(48)	(45)	(41)	(35)	(41)	(79)	(63)	(33)
Change in fair value of convertible preferred stock warrant liability	1	(20)	(36)	(333)	(281)	449	—	—
Foreign exchange gain (loss)	(94)	(417)	165	(272)	(36)	128	(1,102)	(977)
Other income (expense), net	(141)	(482)	88	(640)	(358)	498	(1,165)	(1,548)
Net (loss) income before income taxes	(1,890)	(2,586)	(2,978)	103	(722)	2,176	(1,653)	(3,962)
(Provision for) benefit from income taxes	(14)	(20)	(34)	8	(45)	(92)	(64)	(82)
Net (loss) income	$(1,904)	$(2,606)	$(3,012)	$111	$(767)	$2,084	$(1,717)	$(4,044)
Basic net (loss) income per share attributable to common stockholders	$(0.29)	$(0.39)	$(0.46)	—	$(0.11)	$0.05	$(0.06)	$(0.14)
Diluted net (loss) income per share attributable to common stockholders	$(0.29)	$(0.39)	$(0.46)	—	$(0.11)	$0.01	$(0.06)	$(0.14)

(1)	Stock-based compensation expense included above was as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014
	(in thousands)
	(unaudited)
Research and development	$23	$27	$46	$110	$102	$209	$283	$500
Sales and marketing	28	35	88	79	140	193	244	481
General and administrative	51	67	79	128	174	230	261	726
Total stock-based compensation	$102	$129	$213	$317	$416	$632	$788	$1,707

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014
Revenue:
Platform Direct	24%	31%	36%	38%	42%	40%	44%	45%
Platform Services	76%	69%	64%	62%	58%	60%	56%	55%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	35%	34%	35%	34%	28%	32%	30%	29%
Gross profit	65%	66%	65%	66%	72%	68%	70%	71%
Operating expenses:
Research and development	24%	22%	25%	16%	17%	17%	19%	22%
Sales and marketing	43%	42%	40%	31%	36%	29%	32%	36%
General and administrative	15%	19%	24%	16%	20%	16%	20%	19%
Total operating expenses	82%	83%	89%	63%	73%	62%	72%	78%
Gain on sale of InPlay	—	—	—	—	—	—	—	—
(Loss) Income from operations	(17)%	(17)%	(24)%	3%	(1)%	6%	(1)%	(7)%
Other (expense) income, net:
(Loss) on extinguishment of convertible notes	—	—	—	—	—	—	—	(1)%
Interest expense, net	(1)%	(0)%	(0)%	(0)%	(0)%	(0)%	(0)%	(0)%
Change in fair value of convertible preferred stock warrant liability	0%	(0)%	(0)%	(2)%	(2)%	2%	—	—
Foreign exchange gain (loss)	(1)%	(3)%	1%	(1)%	(0)%	0%	(3)%	(3)%
Other income (expense), net	(2)%	(3)%	1%	(3)%	(2)%	2%	(3)%	(4)%
Net (loss) income before income taxes	(19)%	(20)%	(23)%	0%	(3)%	8%	(5)%	(11)%
(Provision for) benefit from income taxes	(0)%	(0)%	(0)%	0%	(0)%	(0)%	(0)%	(0)%
Net (loss) income	(19)%	(20)%	(23)%	0%	(3)%	8%	(5)%	(11)%

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014
	(in thousands except for percentages and clients)
	(unaudited)
Key Metrics
Platform Direct Spend	$9,062	$16,495	$17,362	$31,097	$35,270	$43,952	$47,239	$62,787
Platform Services Spend	7,268	8,665	8,304	13,646	12,778	17,148	15,306	19,780
Total Spend	$16,330	$25,160	$25,666	$44,743	$48,048	$61,100	$62,545	$82,567
Platform Direct revenue	$2,312	$3,976	$4,649	$8,394	$9,248	$11,567	$12,114	$16,302
Platform Services revenue	7,268	8,665	8,304	13,646	12,778	17,148	15,306	19,780
Total revenue	$9,580	$12,641	$12,953	$22,040	$22,026	$28,715	$27,420	$36,082
Gross profit	$6,188	$8,353	$8,466	$14,509	$15,811	$19,607	$19,165	$25,719
Gross margin	65%	66%	65%	66%	72%	68%	70%	71%
Adjusted EBITDA	$(1,615)	$(1,927)	$(2,782)	$1,141	$142	$2,419	$472	$(481)
Number of Platform Direct Clients	110	143	165	208	242	283	308	333

(1)	For information on how we define these key metrics, please see “— Key Operating and Financial Performance Metrics” above.
(2)

For information regarding the limitations of using these measures please see “Selected Consolidated Financial and Other Data — Non-GAAP Financial Measures” above. Reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with GAAP appear on the next page.

The following table presents reconciliations of Platform Direct Spend and Total Spend to Platform Direct revenue and revenue, respectively, the most directly comparable financial measures calculated in accordance with GAAP for each of the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014
	(in thousands)
	(unaudited)
Platform Direct Revenue	$2,312	$3,976	$4,649	$8,394	$9,248	$11,567	$12,114	$16,302
Plus: Non-GAAP Platform Direct Media Cost	6,750	12,519	12,713	22,703	26,022	32,385	35,125	46,485
Platform Direct Spend	$9,062	$16,495	$17,362	$31,097	$35,270	$43,952	$47,239	$62,787
Platform Services Spend	$7,268	$8,665	$8,304	$13,646	$12,778	$17,148	$15,306	$19,780
Total Spend	$16,330	$25,160	$25,666	$44,743	$48,048	$61,100	$62,545	$82,567

The following table presents a reconciliation of net income (loss), the most comparable GAAP measure to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014
	(in thousands)
	(unaudited)
Net loss	$(1,904)	$(2,606)	$(3,012)	$111	$(767)	$2,084	$(1,717)	$(4,044)
Interest expense, net	48	45	41	35	41	79	63	33
Provision for income taxes	14	20	34	(8)	45	92	64	82
Depreciation and amortization expense, excluding amortization of internal use software development costs	32	48	71	81	90	109	172	226
Stock-based compensation expense	102	129	213	317	416	632	788	1,707
Foreign exchange (gain) loss	94	417	(165)	272	36	(128)	1,102	977
Change in fair value of convertible preferred stock warrant liability	(1)	20	36	333	281	(449)	—	—
Loss on extinguishment of convertible notes	—	—	—	—	—	—	—	538
Adjusted EBITDA	$(1,615)	$(1,927)	$(2,782)	$1,141	$142	$2,419	$472	$(481)

 Quarterly Trends and Seasonality

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside of our control. We have experienced rapid growth since the beginning of 2012 in our revenue and operating expenses. We continue to work on improving our technology and operational abilities to maximize our gross profit. This rapid growth has also led to fluctuations in our overall operating results from quarter to quarter due to changes in our investment in sales and marketing, research and development, increases in employee headcount and other operating activities. Our historical results should not be considered a reliable indicator of our future results of operations.

Our quarterly revenue increased quarter over quarter for each period presented, except for the three months ended March 31, 2014 and the three months ended September 30, 2014. Our quarterly Platform Direct revenue increased in every quarter presented. The increases in quarterly revenue were driven by increases in both Platform Direct and Platform Services revenue, primarily due to increased spend from existing customers and an increased number of new customers. Our revenue has historically been subject to seasonality, with higher revenue in the three months ended December 31, when many advertisers spend the largest proportion of their advertising budgets in anticipation of the holiday shopping season, and a seasonal decrease in revenue in the three months ended March 31. Platform Direct revenue increased quarter over quarter as a percentage of total revenue for each period presented, except for the three months ended June 30, 2014 due to relatively high growth in Platform Services revenue during that period.

Our gross profit increased quarter over quarter for each period presented, except for the period ended September 30, 2014 when Platform Services experienced a seasonal decline which was not offset completely by the increase to Platform Direct revenue.

Our operating expenses increased during every quarter presented primarily due to increases in employee headcount, expansion of our technical infrastructure and additional marketing investments. Our operating expenses as a percentage of revenue have varied over the periods presented as a result of fluctuations in revenue resulting from both individual customer spend decisions and seasonality, as well as from changes in our investments in our business operations and personnel. Operating expenses for the period ended December 31, 2014 increased at a higher rate than other periods presented, primarily due to an increase in headcount, investments in our technical infrastructure, marketing initiatives and our TubeMogul University client conference.

Our net loss and Adjusted EBITDA have historically fluctuated from quarter to quarter primarily due to the seasonality of our revenue and the timing and impact of our decisions to invest in our business during those periods.

 Liquidity and Capital Resources

Since our incorporation in March 2007, we have financed our operations and capital expenditures through private sales of convertible preferred stock, lines of credit, term debt and $46.8 million of net proceeds from our IPO, after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offering of $3.3 million.

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving line of credit. As of December 31, 2014, we had cash and cash equivalents of $46.6 million, borrowing capacity of $35 million under our revolving line of credit and borrowing capacity of $3.0 million under our equipment loan facility. As of December 31, 2014 we had no outstanding borrowings under the revolving line of credit or equipment loan facility. This equipment term loan facility expired and was not renewed. We believe that our existing cash and cash equivalents together with the revolving line of credit will be sufficient to meet our working capital requirements for at least the next 12 months and the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Report entitled Item 1A “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended
	December 31,
	2012	2013	2014
		(in thousands)
Cash flows used in operating activities	$(11,929)	$(8,154)	$(13,922)
Cash flows provided by (used in) investing activities	4,685	(1,773)	(3,707)
Cash flows provided by financing activities	21,448	9,774	44,820
Effects of exchange rate on cash and cash equivalents	(1)	(42)	(74)
Increase (decrease) in cash and cash equivalents	$14,203	$(195)	$27,117

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the Total Spend by customers using our platform. Cash used in operating activities has typically been due to net loss, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and changes in our operating assets and liabilities as we grow our business. In periods of high growth, our working capital needs may become greater as we remit payment for media purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from our customers. Our average DPO was 78 days and our average DSO were 92 days for 2014. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. While we typically experience slow payment by advertising agencies, as is common in our industry, we have historically experienced minimal accounts receivable write-offs.

Cash used in operating activities in the year ended December 31, 2014 was $13.9 million, due to a net loss of $4.4 million and the $17.0 million effect of changes in operating assets and liabilities, offset by non-cash expenses totaling $7.5 million. The net change in working capital was due to an increase in accounts receivable of $44.3 million related to the increase in Total Spend, offset by an increase of $16.0 million in accrued liabilities related to an increase in purchases of media and other liabilities to support the increase in Total Spend.

Cash used in operating activities in the year ended December 31, 2013 was $8.2 million, due to a net loss of $7.4 million and the $2.8 million effect of changes in operating assets and liabilities, offset by non-cash expenses totaling $2.0 million. The net change in working capital was due to an increase in accounts receivable of $24.3 million related to the increase in Total Spend, offset by an increase of $23.4 million in accrued liabilities related to an increase in purchases of media and other liabilities to support the increase in Total Spend.

 Cash used in operating activities in the year ended December 31, 2012 was $11.9 million, due to a net loss of $3.6 million, non-cash expenses totaling $1.0 million, and the $7.3 million effect of changes in operating assets and liabilities. The net change in working capital was due to an increase in accounts receivable of $17.3 million related to the increase in Total Spend, partially offset by an increase of $8.7 million in the accrued liabilities due to an increase in purchases of media.

We expect cash used by operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used by investing activities in the year ended December 31, 2014 was $3.7 million, primarily due to purchases of equipment. Cash used by investing activities in the year ended December 31, 2013 was $1.8 million, primarily due to purchases of equipment. In the year ended December 31, 2012, cash provided by investing activities of $4.7 million primarily resulted from the sale of short-term investments of $2.9 million and the sale of InPlay of $2.0 million.

Financing Activities

Cash provided by financing activities in the year ended December 31, 2014 was $44.8 million primarily due to proceeds of $46.8 million of net proceeds from our IPO, offset by cash outflows of $1.4 million for the repayment of notes payable and $1.0 million for repayment of convertible notes. Cash provided by financing activities in the year ended December 31, 2013 was $9.8 million primarily due to proceeds of $10.9 million from the issuance of convertible preferred stock offset by cash outflows of $1.4 million for the repayment of notes payable. Cash provided by financing activities in the year ended December 31, 2012 was $21.4 million, primarily due to proceeds of $21.9 million from the issuance of convertible preferred stock and term notes, offset by cash outflow of $0.7 million for repayment of a note payable.

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

Contractual Obligations and Commitments

Our contractual obligations at December 31, 2014, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$7,068	$1,882	$3,492	$1,694	$—
Debt obligations, including interest of $33	1,364	1,364	—	—	—
	$8,432	$3,246	$3,492	$1,694	$—

Credit Facilities

In April 2014, we and Silicon Valley Bank amended our Amended and Restated Loan and Security Agreement to provide for continuation of an approximately $3.2 million term loan, a $35 million revolving line of credit and a $3.0 million equipment term loan facility. The agreement was also amended to include a new financial covenant that requires that we meet certain minimum revenue levels. As of December 31, 2014, the total outstanding amount of the term loan was $1.4 million. This loan bears interest at a fixed annual rate of interest of 4.75%, and we are required to make equal monthly payments of principal plus accrued interest through November 1, 2015, when the loan matures and is due and payable. As of December 31, 2014, we had no outstanding borrowings under the revolving line of credit.

Under the Amended and Restated Loan Security Agreement, Silicon Valley Bank also made available the $3.0 million equipment loan facility to finance the costs related to new equipment purchases that are approved by Silicon Valley Bank. We could request advances under the equipment term loan facility through December 31, 2014, at which time the equipment term loan expired.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles, or GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Critical Accounting Policies, Judgments and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, capitalized software development costs, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition and Deferred Revenue

We recognize revenue related to the utilization of our advertising platform. Revenue is recognized when persuasive evidence of an arrangement exists, service has been provided to the customer, collection of the fees is reasonably assured, and fees are fixed or determinable. Arrangements with customers do not provide the customer with the right to take possession of the software or platform at any time. We generate revenue from our platform through our Platform Direct and Platform Services offerings. Revenue for both Platform Direct and Platform Services is recognized when the advertisement is displayed. Our arrangements are cancellable by the customer as to any unfulfilled portion of a campaign without penalty. Media is purchased on our platform on a real-time basis and purchasing ceases upon cancellation. For our Platform Services arrangements, once the advertising is delivered in accordance with the terms of the insertion order, the related amounts earned for such advertising delivery are non-refundable.

Our Platform Direct arrangements are evidenced by signed contracts. The Platform Services arrangements are evidenced through direct insertion orders. Revenue is recognized during the period in which the advertising is delivered. We also maintain processes to determine the collectability of amounts due from customers. To the extent any of the revenue recognition criteria are not met, we defer revenue.

Amounts that have been invoiced for services are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria outlined above have been met. In instances where customers prepay, we will defer recognition of revenue until the criteria outlined above are met and actual ads have been delivered during the period based on the terms specified in the agreement with the customer.

In accordance with ASC Topic 605, Revenue Recognition, paragraph 45-1, we recognize revenue on a gross or net basis for each model based on its determination as to whether we acting as the principal in the revenue generation process or as an agent.

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

Platform Direct — Platform Direct provides customers with self-serve capabilities for real-time media buying, serving, targeting, optimization and brand measurement. We enter into contracts with customers under which fees earned by us are based on a utilization fee that is a percentage of media spend through the platform as well as fees for additional features offered through our platform. These features are delivered concurrently with the related advertising. Because the features are delivered concurrently, we do not allocate revenue between the two elements.

We recognize revenue for Platform Direct on a net basis primarily based on our determination that we are  not deemed to be the primary obligor, we do  not have inventory risk as the customer chooses the inventory to purchase on a real-time basis, the actual cost of the campaign is determined by the customer through the real-time bidding process, through management of the campaign the customer can define supplier preferences or specific suppliers from a list we maintain, and the amount earned by us is fixed based on a percentage of the media spend of a customer’s campaign.

Platform Services — Platform Services provide customers the opportunity to utilize our platform on a managed service basis, whereby we deliver digital video advertisements based upon a pre-agreed set of fixed objectives with an advertiser or agency. We enter into customer agreements through discrete binding insertion orders with fixed price commitments which are determined prior to the launch of an advertising campaign.

For Platform Services, we recognize revenue on a gross basis primarily based on our determination that we are subject to the risk of fluctuating costs from its media vendors, have latitude in establishing prices with our customer, have discretion in selecting media vendors when fulfilling a customer’s campaign, and have credit risks.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value and calculating the fair value of stock-based awards requires judgment, including estimating share price volatility, forfeiture rates, expected dividends, and expected life. We calculate the fair value of each restricted stock unit award to employees on the date of grant and to non-employees on each measurement date based on the fair value of our common stock. We calculate the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. For nonemployee consultants, we revalue the unvested options at each measurement period.

The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on the volatility of comparable public companies. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation in future periods. The computation of expected lives was based on expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. In addition, we apply an expected forfeiture rate when amortizing stock-based compensation. To the extent we revise this estimate in the future; our stock-based compensation could be materially impacted in the year of revision.

For market condition awards, we use the Monte Carlo simulation model to determine the fair value of each such award. The determination of the grant date fair value of the awards using a simulation model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected life of the awards, risk-free interest rates, and expected dividends. These variables include our expected stock price volatility over the expected life of the awards, risk-free interest rates, and expected dividends. Our current estimate of volatility is based on the volatility of comparable public companies. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on common stock and we do not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is zero.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for net operating loss (NOL) and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the net amount that is more likely than not to be realized.

We utilize a two-step approach to evaluate tax positions. Recognition, step one, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not (MLTN) to be sustained upon examination. The MLTN standard is met when the likelihood of occurrence is greater than 50%. Measurement, step two, is addressed only if step one is satisfied. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is MLTN to be realized upon ultimate settlement with tax authorities. If a position does not meet the MLTN threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the MLTN standard is met, the issue is resolved with the tax authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine that the position is no longer MLTN to be sustained.

We recognize interest and penalties related to income taxes in our provision for income tax.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TubeMogul, Inc.:

We have audited the accompanying consolidated balance sheets of TubeMogul, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TubeMogul, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 31, 2015

TUBEMOGUL, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$19,475	$46,592
Accounts receivable, net of allowance for doubtful accounts of $714 and $1,369, respectively	46,920	88,457
Prepaid expenses and other current assets	1,420	2,322
Total current assets	67,815	137,371
Property, equipment and software, net	1,467	3,902
Deferred tax assets	468	287
Restricted cash	334	742
Other assets	531	405
Total assets	$70,615	$142,707
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,032	$19,087
Accrued liabilities	34,414	50,438
Convertible note	419	—
Current portion of note payable, net of discount	1,416	1,362
Convertible preferred stock warrant liability	684	—
Deferred revenue	467	302
Deferred tax liabilities	468	276
Total current liabilities	41,900	71,465
Deferred rent	97	601
Note payable, net of current portion and discount	1,363	—
Total liabilities	43,360	72,066
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock:
Series A; $0.001 par value; 4,177,390 and 0 shares authorized as of December 31, 2013 and 2014; 2,088,704 and 0 shares issued and outstanding as of December 31, 2013 and 2014, respectively	2	—
Series A-1; $0.001 par value; 7,847,028 and 0 shares authorized as of December 31, 2013 and 2014; 3,846,357 and 0 shares issued and outstanding as of December 31, 2013 and 2014, respectively	4	—
Series B; $0.001 par value; 10,298,658 and 0 shares authorized as of December 31, 2013 and 2014; 5,149,330 and 0 shares issued and outstanding as of December 31, 2013 and 2014, respectively	5	—
Series C; $0.001 par value; 8,851,871 and 0 shares authorized as of December 31, 2013 and 2014; 4,425,939 and 0 shares issued and outstanding as of December 31, 2013 and 2014, respectively	5	—
Preferred stock; $0.001 par value; 0 and 10,000,000 shares authorized as of December 31, 2013 and 2014, respectively; 0 shares issued and outstanding as of December 31, 2013 and 2014	—	—
Common stock; $0.001 par value; 62,000,000 and 200,000,000 shares authorized as of December 31, 2013 and 2014, respectively; 6,674,757 and 29,837,892 shares issued and outstanding as of December 31, 2013 and 2014, respectively	7	30
Additional paid-in capital	46,116	94,013
Accumulated deficit	(18,841)	(23,285)
Accumulated other comprehensive loss	(43)	(117)
Total stockholders’ equity	27,255	70,641
Total liabilities and stockholders’ equity	$70,615	$142,707

See accompanying notes to consolidated financial statements.

TUBEMOGUL, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended
	December 31,
	2012	2013	2014
Revenue:
Platform Direct	$5,433	$19,331	$49,231
Platform Services	28,726	37,883	65,012
Total revenue	34,159	57,214	114,243
Cost of revenue	16,374	19,698	33,941
Gross profit	17,785	37,516	80,302
Operating expenses:
Research and development	7,364	11,837	22,142
Sales and marketing	10,384	21,378	38,133
General and administrative	4,931	10,477	21,615
Total operating expenses	22,679	43,692	81,890
Gain on sale of InPlay	1,950	—	—
Loss from operations	(2,944)	(6,176)	(1,588)
Other (expense) income, net:
Loss on extinguishment of convertible notes	—	—	(538)
Interest expense, net	(232)	(169)	(216)
Change in fair value of convertible preferred stock warrant liability	(154)	(388)	168
Foreign exchange loss	(141)	(618)	(1,987)
Other expense, net	(527)	(1,175)	(2,573)
Net loss before income taxes	(3,471)	(7,351)	(4,161)
Provision for income taxes	(94)	(60)	(283)
Net loss	$(3,565)	$(7,411)	$(4,444)
Basic and diluted net loss per share attributable to common stockholders	$(0.55)	$(1.12)	$(0.22)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	6,433,819	6,612,621	19,928,003

See accompanying notes to consolidated financial statements.

TUBEMOGUL, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended
	December 31,
	2012	2013	2014
Net loss	$(3,565)	$(7,411)	$(4,444)
Other comprehensive loss:
Foreign currency translation adjustments	(1)	(42)	(74)
Comprehensive loss	$(3,566)	$(7,453)	$(4,518)

See accompanying notes to consolidated financial statements.

TUBEMOGUL, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Series A		Series A-1		Series B		Series C
	convertible		convertible		convertible		convertible								Accumulated
	preferred stock		preferred stock		preferred stock		preferred stock		Preferred stock		Common stock		Additional		other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	stockholders’ equity
Balances, January 1, 2012	2,088,704	$2	3,846,357	$4	5,149,330	$5	—	$—	—	$—	6,381,170	$7	$16,277	$(7,865)	$—	$8,430
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	195,808		51	—	—	51
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	430	—	—	430
Issuance of Series C convertible preferred stock net of issuance costs of $93,307	—	—	—	—	—	—	2,740,567	3	—	—	—	—	17,648	—	—	17,651
Issuance of stock warrants for common stock to bank related to loan facility	—	—	—	—	—	—	—	—	—	—	—	—	13	—	—	13
Unrealized exchange loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,565)	—	(3,565)
Balances, December 31, 2012	2,088,704	$2	3,846,357	$4	5,149,330	$5	2,740,567	$3	—	$—	6,576,978	$7	$34,419	$(11,430)	$(1)	$23,009
Issuance of Series C convertible preferred stock net of issuance costs of $0	—	—	—	—	—	—	1,685,372	2	—	—	—	—	10,911	—	—	10,913
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	97,779		25	—	—	25
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	761	—	—	761
Unrealized exchange loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(42)	(42)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,411)	—	(7,411)
Balances, December 31, 2013	2,088,704	$2	3,846,357	$4	5,149,330	$5	4,425,939	$5	—	$—	6,674,757	$7	$46,116	$(18,841)	$(43)	$27,255
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	—	—	372,025	—	379	—	—	379
Conversion of convertible preferred stock to common stock	(2,088,704)	(2)	(3,846,357)	(4)	(5,149,330)	(5)	(4,425,939)	(5)	—	—	15,510,330	16	—	—	—	—
Cashless exercise of stock warrants to common stock	—	—	—	—	—	—	—	—	—	—	93,280	—	516	—	—	516
Issuance of common stock from initial public offering, net of issuance costs of $3,349	—	—	—	—	—	—	—	—	—	—	7,187,500	7	43,435	—	—	43,442
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,543	—	—	3,543
Unrealized exchange loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)	(74)
Excess tax benefit	—	—	—	—	—	—	—	—	—	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,444)	—	(4,444)
Balances, December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	29,837,892	$30	$94,013	$(23,285)	$(117)	$70,641

See accompanying notes to consolidated financial statements.

TUBEMOGUL, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	December 31,
	2012	2013	2014
Cash flows from operating activities:
Net loss	$(3,565)	$(7,411)	$(4,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	322	864
Amortization of premium on certificates of deposits	8	—	—
Amortization of debt issuance costs	22	—	—
Loss (gain) on change in value of convertible preferred stock warrant liability	154	388	(168)
Loss on disposal of equipment	15	6
Provision for doubtful accounts	191	539	903
Provision for credit memos	—	—	1,875
Stock-based compensation expense	430	761	3,543
Gain on sale of InPlay	(1,950)	—	—
Deferred income taxes	—	—	(11)
Loss on extinguishment of convertible notes	—	—	538
Changes in operating assets and liabilities:
Accounts receivable	(17,258)	(24,341)	(44,315)
Prepaid expenses and other current assets	(133)	(1,100)	(902)
Payments of costs related to initial public offering	—	—	(3,349)
Other assets	(43)	(192)	126
Accounts payable	1,430	(637)	15,055
Accrued liabilities	8,741	23,423	16,024
Deferred rent	(99)	55	504
Deferred revenue	39	162	(165)
Deferred offering costs	—	(129)	—
Net cash used in operating activities	(11,929)	(8,154)	(13,922)
Cash flows from investing activities:
Increase in restricted cash	—	(334)	(408)
Proceeds from sale of InPlay	1,950	—	—
Proceeds from certificates of deposit maturing	2,945	—	—
Purchases of property, equipment and software	(210)	(1,439)	(3,299)
Net cash provided by (used in) investing activities	4,685	(1,773)	(3,707)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	—	—	46,791
Proceeds from issuance of Series C preferred stock, net of issuance cost	17,651	10,913	—
Proceeds from notes payable	4,250	—	—
Repayments on notes payable	(736)	(1,351)	(1,417)
Proceeds from line of credit	—	100	11,800
Repayment of line of credit	—	(100)	(11,800)
Proceeds from issuance of convertible note	232	187	—
Repayment of convertible note	—	—	(957)
Proceeds from options exercised	51	25	379
Excess tax benefit	—	—	24
Net cash provided by financing activities	21,448	9,774	44,820
Effect of exchange rate changes on cash and cash equivalents	(1)	(42)	(74)
Net increase (decrease) in cash and cash equivalents	14,203	(195)	27,117
Cash and cash equivalents, beginning of year	5,467	19,670	19,475
Cash and cash equivalents, end of year	$19,670	$19,475	$46,592
Supplemental disclosures:
Cash paid for income taxes	$1	$1	$97
Cash paid for interest	132	170	226
Warrants issued as debt issuance cost	13	—	—
Conversion of preferred stock to common stock	—	—	16
Conversion of preferred stock warrants to common stock warrants	—	—	516
Cashless exercise of stock warrants to common stock	—	—	82
Deferred offering costs recorded in accounts payable and accrued liabilities	—	126	—

See accompanying notes to consolidated financial statements.

TUBEMOGUL, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data and where otherwise noted)

1. The Company and its Significant Accounting Policies

The Company

TubeMogul, Inc., a Delaware corporation (the Company), is an enterprise software company for digital branding. The Company’s customers include many of the world’s largest brands and their media agencies.

The Company’s headquarters are in Emeryville, California and it has offices in Chicago, Detroit, Kiev, London, Los Angeles, New York, Paris, Shanghai, Singapore, Sydney, Tokyo, and Toronto.

On July 23, 2014, the Company consummated its initial public offering (IPO) of 7,187,500 shares of common stock at an offering price of $7 per share. The shares sold in the offering included 937,500 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were $46.8 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offering of $3.3 million.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts and credit memos, useful lives for depreciation and amortization, loss contingencies, valuation of deferred tax assets, provisions for uncertain tax positions, capitalization of software costs and assumptions used for valuation of stock-based compensation and convertible preferred stock warrant liability. Actual results could differ from those and other estimates.

Principles of Consolidation and Basis of Presentation

These consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue related to the utilization of its advertising platform. Revenue is recognized when persuasive evidence of an arrangement exists, service has been provided to the customer, collection of the fees is reasonably assured, and fees are fixed or determinable. Arrangements with customers do not provide the customer with the right to take possession of the software or platform at any time. The Company generates revenue from its platform through its Platform Direct and Platform Services offerings. Revenue for both Platform Direct and Platform Services is recognized when the advertisement is displayed. The Company’s arrangements are cancellable by the customer as to any unfulfilled portion of a campaign without penalty. Media is purchased on the Company’s platform on a real-time basis and purchasing ceases upon cancellation. For the Company’s Platform Services arrangements once the advertising is delivered in accordance with the terms of the insertion order, the related amounts earned for such advertising delivery are non-refundable.

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

Capitalized Internal-Use Software Development Costs

For web site development costs and development costs related to the Company’s platform, the Company capitalizes qualifying computer software costs which are incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred to research and development. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $636 and $523 in internal-use software development costs related to platform enhancement and website development cost during the years ended December 31, 2013 and 2014. These costs are included in property, equipment and software, net on the consolidated balance sheets. Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally three years. Costs for research and development efforts have been expensed as incurred and relate primarily to payroll costs incurred in the development of the platform.

Cash and Cash Equivalents

The Company considers all highly liquid investments having original maturities of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of short-term money market instruments held at reputable financial institutions. Amounts held on deposit at financial institutions may exceed Federal Deposit Insurance Corporation (FDIC) insured limits. To date, the Company has not experienced any losses on such deposits.

Restricted Cash

Restricted cash at December 31, 2013 and December 31, 2014 represents cash restricted for the Company’s irrevocable standby letters of credit in the amount of $334 and $742, respectively for the benefit of certain of the Company’s real property lessors.

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

The following table presents the changes in the allowance for doubtful accounts:

	Year Ended
	December 31,
	2012	2013	2014
Balance, beginning of year	$(200)	$(350)	$(714)
Additions to allowance	(191)	(539)	(903)
Write offs, net of recoveries	41	175	248
Balance, end of year	$(350)	$(714)	$(1,369)

Beginning in Q1 2014 the Company established a reserve for credit memos. On a quarterly basis, the amount of revenue that is reserved for credit memos is calculated based on the Company’s historical trends and data specific to each reporting period. The Company reviews the actual credit memos issued in prior quarters as they relate to prior periods and establishes a rate at which credit memos effect prior periods. The Company then applies the established rate to the current period revenue as a basis for estimating future credit memos. For the years ended December 31, 2012 and 2013, the Company did not have a credit memo reserve as the amounts of credit memos had been historically insignificant.

The following table presents the changes in the allowance for credit memos:

Year Ended
December 31,
2014
Balance, beginning of year	$—
Additions to allowance	(1,875)
Write offs, net of recoveries	1,415
Balance, end of year	$(460)

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

Construction in process mainly consists of leasehold improvements and furniture at the Company’s offices under construction, as well as server equipment that has not been placed in service as of December 31, 2014. Upon completion of construction, the assets will be depreciated over the shorter of their useful lives or the remaining lease term. Upon commencement of the use of the server, it will be depreciated over the useful life of the server, which will be determined upon commencement of the use.

Fair Value Measurement and Financial Instruments

The Company measures the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Fair Value Measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair values of all reported assets and liabilities that represent financial instruments, the Company uses the carrying market values of such amounts. The provision establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.
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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at December 31, 2013 and December 31, 2014, measured at fair value on a recurring basis:

	Financial Instruments at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$19,475	$—	$—	$19,475
Liability:
Warrant Liability	$—	$—	$684	$684

	Financial Instruments at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$46,592	$—	$—	$46,592

In fiscal year 2010, the Company issued a Series A-1 preferred stock warrant that contained a price protection clause that provided that the exercise price of the warrants was to be adjusted downwards upon the Company issuing Additional Stock (as defined in the warrant agreement) at more favorable pricing. As a result of this price protection clause, the Company determined that the warrant was not considered indexed to the Company’s own stock and as a result recorded the warrant as a liability measured at fair value at the time of issuance. Prior to the conversion of all Company preferred stock as a result of the IPO, the Company recorded “mark-to-market” adjustments each reporting period under other income expense, net. As the warrant’s fair value is based on significant inputs that were not observable in the market, they were categorized as Level 3. Changes in warrant liability (see Note 4) consisted of the following during:

	Year Ended
	December 31,
	2013	2014
Balance, beginning of year	$296	$684
Change in fair value of convertible preferred stock warrant liability	388	(168)
Conversion of preferred stock warrants to common stock warrants	—	(516)
Balance, end of year	$684	$—

Since all carrying amounts approximate fair value, no other comprehensive income or loss has been recognized. There were no sales, purchases, settlements, or other transfers in or out of Level 3 liabilities.

Other financial instruments not measured at fair value on the accompanying consolidated balance sheets at December 31, 2013 and December 31, 2014, but which require disclosure of their fair values include accounts receivable, accounts payable, accrued expenses and debt. The estimated fair values of such instruments at December 31, 2013 and December 31, 2014 approximated their carrying values due to being short term in nature. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company’s convertible preferred stock warrant:

	Fair Value	Fair Value		Significant
	at December 31,	December 31,	Valuation	unobservable
	2013	2014	technique	input
Convertible preferred warrant liability	$684	$—	Monte Carlo Simulation	Value of underlying Series A-1 preferred stock, volatility, and expected term.

Sensitivity to Changes in Significant Unobservable Inputs

The significant unobservable inputs used in the fair measurement of the warrant are the volatility of the underlying stock value, expected term, and the value of the Company’s Series A-1 preferred stock. Significant increases (decreases) in these unobservable inputs in isolation could have resulted in a significantly different fair value measurement.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss (NOL) and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the net amount that is more likely than not to be realized.

The Company utilizes a two-step approach to evaluate tax positions. Recognition, step one, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not (MLTN) to be sustained upon examination. The MLTN standard is met when the likelihood of occurrence is greater than 50%. Measurement, step two, is addressed only if step one is satisfied. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is MLTN to be realized upon ultimate settlement with tax authorities. If a position does not meet the MLTN threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the MLTN standard is met, the issue is resolved with the tax authority, or the statute of limitations expires. Positions previously recognized are derecognized when the Company subsequently determines that the position is no longer MLTN to be sustained.

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

Advertising Costs

The Company’s policy is to expense all advertising costs as incurred. Advertising expense includes costs for user conferences, tradeshows, print marketing and design consulting. Advertising expense was $1.8 million, $3.8 million and $6.4 million for the years ended December 31, 2012, 2013 and 2014, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company’s stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value and calculating the fair value of stock-based awards requires judgment, including estimating share price volatility, forfeiture rates, expected dividends, and expected life. The Company calculates the fair value of each restricted stock unit award to employees on the date of grant and to non-employees on each measurement date based on the fair value of its common stock. The Company calculates the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. For nonemployee consultants, the Company revalues the unvested share based awards at each measurement period. Total expenses for nonemployee share based awards has been immaterial to date.

The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company’s current estimate of volatility is based on the volatility of comparable public companies. To the extent volatility of the Company’s stock price increases in the future, the Company’s estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation in future periods. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. In addition, the Company applies an expected forfeiture rate when recording stock-based compensation. To the extent the Company revises this estimate in the future; its stock-based compensation could be materially impacted in the year of revision.

For market based awards, the Company uses the Monte Carlo simulation model to determine the fair value of each market-based award. The determination of the grant date fair value of the awards using a simulation model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected life of the awards, risk-free interest rates, and expected dividends. The Company’s current estimate of volatility is based on the volatility of comparable public companies. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. The Company does not currently pay cash dividends on common stock and does not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is zero.

Segments

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information for the Company on a consolidated basis. The Company manages its business on the basis of one operating segment. The Company’s principal decision-making functions are located in the U.S.

Earnings Per Share

The Company applies the two-class method for calculation and presenting earnings per share. Under the two-class method, net income is allocated between common units and other participating securities based on their participating rights. Participating securities are defined as securities that participate in dividends with common units according to a pre-determined formula or a contractual obligation to share in the income of the entity. Following the conversion of the preferred stock and preferred stock warrants at the time of the IPO, there are no other participating securities outstanding. Basic net (loss) income per common unit is calculated by dividing the net income by the weighted-average number of common units outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. Due to the net losses for the years ended December 31, 2013 and 2014, there is no impact or change in presentation as a result of applying the two-class method.

Concentration of Risk

As of December 31, 2013 and 2014, there were no customers that accounted for more than 10% of outstanding gross accounts receivable. This customer is an advertising agency. There were no customers that accounted for more than 10% of revenue during the year ended December 31, 2012, 2013 or 2014. Branches or divisions of an advertiser that operate under distinct contracts are generally considered as separate customers. In particular, the Company treats as separate customers different groups within global advertising agencies if they are based in different jurisdictions or with respect to which the Company negotiated and manages separate contractual relationships.

Foreign Currency Translation and Transactions

The consolidated financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchanges rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity, on the accompanying consolidated balance sheets. Foreign exchange gain (loss) is impacted by movements in exchange rates and the amount of foreign-currency denominated receivables and payables. The foreign exchange loss in the years ended December 31, 2012, 2013 and 2014 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Australian Dollar, Canadian Dollar, British Pound and Euro for foreign-currency denominated transactions.

Deferred Offering Costs

Deferred offering costs consisted of direct incremental costs related to the Company’s IPO of its common stock. The Company recorded $129 of deferred offering costs in other assets on the Company’s consolidated balance sheets as of December 31, 2013. No deferred offering costs are included as of December 31, 2014. Upon completion of the IPO, the deferred offering costs of $3.3 million were offset against the proceeds of the offering.

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

2. Property, Equipment and Software, net

Property, equipment and software, net as of December 31, 2013, and 2014 consisted of the following:

	December 31,
	2013	2014
Computer and office equipment	$607	$1,288
Capitalized internal use software costs	636	1,166
Furniture and fixtures	369	1,049
Software	73	172
Leasehold improvements	202	1,043
Construction in process	—	468
	1,887	5,186
Less accumulated depreciation and amortization	(420)	(1,284)
Total	$1,467	$3,902

Total depreciation and amortization expense, excluding amortization of capitalized internal use software costs, was $89, $232 and $597 for years ended December 31, 2012, 2013, and 2014, respectively. The amortization expense of capitalized internal use software costs was $0, $90, and $267 for years ended December 31, 2012, 2013, and 2014, respectively and is recorded in cost of revenue.

3. Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2014, consisted of the following:

	December 31,
	2013	2014
Accrued media costs	$28,603	$41,436
Sales commissions	1,296	2,826
Payroll and related expenses	1,750	3,757
Other accrued expenses	1,321	679
Customer rebates	1,444	1,740
	$34,414	$50,438

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through December 31, 2013 and 2014.

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

On April 18, 2014, the Company entered into an amendment to its amended and restated loan and security agreement dated August 21, 2013. The amendment increased the revolving line of credit to $35 million, extended the availability and maturity of the revolving line through April 1, 2016, and added a new $3 million equipment term loan facility. The amendment also introduced a new financial covenant that requires the Company meet certain minimum revenue levels. As of December 31, 2014, the Company had available borrowings under the revolving line of credit of $35 million.

Under the amended and restated loan and security agreement, the Company may borrow under the revolving line of credit up to the lesser of (a) $35 million and (b) a borrowing base equal to 80% of eligible accounts receivable as defined in the agreement. If the Company’s trailing nine-month EBITDA as defined in the amendment is less than $1,000,000, then the outstanding amount of advances under the equipment loan facility are deducted from availability. Advances under the line of credit accrue interest at a floating per annum rate equal to the prime rate as published in the Western Edition Wall Street Journal. While the interest rate applicable to outstanding advances under the revolving line did not change under the amendment, the Company is now required to pay a minimum amount of interest equal to the amount of interest that would accrue per quarter on a notional outstanding principal balance of $2 million, or $1 million if the Company maintains more than $50 million in deposits with the lender.

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

Under the amended and restated loan and security agreement, the lender has also made available a $3 million equipment loan facility that can be used to finance the costs related to new equipment purchases that are approved by the lender. The Company could request advances under the equipment term loan facility through December 31, 2014, and outstanding amounts under that facility bear interest at a floating annual rate of interest equal to the prime rate plus half of one percent (0.5%). The Company is required to repay each equipment term loan in 36 equal monthly payments of principal plus accrued interest commencing on the first day of the month immediately following the funding of each equipment term loan. There were no outstanding borrowings under the equipment loan facility as of December 31, 2014. This equipment term loan facility expired and was not renewed.

Future Payments

Future principal payments of long-term debt as of December 31, 2014 are as follows:

2015	1,364
Total	$1,364
Discount	(2)
Less current portion	(1,362)
Noncurrent portion of debt	$—

Warrants

In connection with a note payable issued in March 2010, the Company issued a warrant to purchase 77,161 shares of Series A-1 preferred stock at a price of $0.8748 per share. The warrant contained a down round protection clause. The Company accounted for the warrant at fair value and recorded it as a liability in accordance with FASB ASC Subtopic 815-40, Derivatives and Hedging Contracts in Entity’s Own Equity. Changes in the fair value of the warrant from the date of issuance up to July 23, 2014, conversion date, were included in the accompanying consolidated statements of operations and comprehensive loss during the year. The fair value of the warrant liability is based on a Monte Carlo Simulation that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency, and exercise price.

On July 23, 2014, upon the closing of the Company’s IPO, the warrant converted from a warrant to purchase Series A-1 preferred stock to a warrant to purchase shares of common stock, and the liability at its then fair value of $516 was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other (expense) income in the accompanying unaudited consolidated statements of operations. On August 15, 2014, the warrant was net exercised in full for 69,895 shares of common stock.

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

The warrant liability recorded by the Company was $684 and $0 at December 31, 2013, and 2014, respectively. A revaluation loss (gain) of $154, $388, and $(168) was recorded during the years ended December 31, 2012, 2013, and 2014, respectively, relating to the change in fair value in each period.

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

In October 2014, the Company redeemed the convertible notes from all of its investors for $957 (inclusive of a premium to induce repayment), of which the Company recorded $538 as loss on extinguishment of convertible notes in other (expense) income, net in the accompanying consolidated statements of operations.

5. Stockholders’ Equity

Initial Public Offering

On July 23, 2014, the Company consummated its initial public offering of 7,187,500 shares of common stock at an offering price of $7 per share. The shares sold in the offering included 937,500 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were approximately $46.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of $3.3 million. Upon the closing of the IPO, all shares of the Company’s previously outstanding preferred stock automatically converted into shares of common stock and outstanding warrants to purchase the Company’s preferred stock automatically became exercisable for shares of common stock.

Common and Preferred Stock

In connection with the IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the Company’s certificate of incorporation, which was effective immediately following the closing of the IPO on July 23, 2014. Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

The following table presents the shares authorized and issued and outstanding as of the December 31, 2013 and 2014:

		Shares	Issuance
	Shares	Issued and	Price Per	Carrying	Liquidation
	Authorized	Outstanding	Share	Value(1)	Preference
Series A	4,177,390	1,257,838	$1.21	$1,448	$1,525
Series A	—	830,866	0.9093	756	1,007
Series A-1	7,847,028	3,675,129	0.8748	3,128	3,215
Series A-1	—	171,228	0.6998	120	150
Series B	10,298,658	5,149,330	1.942	9,896	10,000
Series C	8,851,871	4,425,939	6.4748	28,564	28,658
Common stock, $0.001 par value	62,000,000	6,674,757
Balance as of December 31, 2013	93,174,947	22,185,087		$43,912	$44,555
Converted	(31,174,947)	(15,510,330)
Preferred stock as of December 31, 2014	10,000,000	—
Common stock, $0.001 par value as of December 31, 2014	200,000,000	29,837,892

(1)	Amounts are net of issuance costs.

6. Commitments and Contingencies

Lease Commitments

At various dates throughout 2013 and during the year ended December 31, 2014, the Company entered into leases and subleases for office space. The leases expire at various dates through 2021.

The Company’s commitments for minimum rentals under these leases as of December 31, 2014 are as follows:

Operating
leases
2015	$1,882
2016	1,530
2017	1,078
2018	884
Thereafter	1,694
Total minimum lease payments	$7,068

Rent expense was $555, $1,178, and $2,178 for the years ended December 31, 2012, 2013, and 2014, respectively.

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

In February 2014, the Company entered into an irrevocable standby letter of credit in the amount of $408 for the benefit of one of its lessors. The irrevocable standby letter of credit is for a one-year term and expires in February 2015 and may be canceled prior to the expiration date upon the written request of the beneficiary.

The Company is contractually required to keep the letters of credit for the term of the lease, therefore, the letters of credit are recorded as restricted cash and are classified as long-term assets on the consolidated Balance Sheets.

Legal

The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations.

7. Stock-Based Compensation

On July 9, 2007, the board of directors and stockholders of the Company approved and adopted the TubeMogul, Inc. 2007 Equity Compensation Plan (the “2007 Plan”) that permitted the grant of incentive and nonqualified stock options, stock awards (including restricted stock units), and stock appreciation rights to purchase shares of the common stock of the Company. Under the 2007 Plan, shares of common stock are reserved for the issuance of permitted awards to eligible participants. Options granted generally vest and become exercisable over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. Restricted stock units (RSUs) granted are generally released from restriction over a four-year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter. Common shares purchased or issued under the 2007 Plan are subject to certain restrictions.

The Company has authorized and reserved a total of 6,093,703 shares of common stock under the 2007 Plan for the grant of permitted awards to employees, directors, consultants, and other service providers for the Company or related companies. The 2007 Plan terminated effective July 18, 2014, though it continues to govern outstanding awards issued under the 2007 Plan prior to July 18, 2014.

In February 2014, the Company’s board of directors and stockholders approved and adopted the TubeMogul, Inc. 2014 Equity Incentive Plan (2014 Plan), and the 2014 Plan became effective on July 16, 2014, the day immediately preceding the Company’s IPO. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other cash-based or stock-based awards. In addition, the 2014 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future. Under the 2014 Plan, shares of common stock are reserved for the issuance of permitted awards to eligible participants. Options granted will generally vest and become exercisable over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. RSUs granted will generally be released from restriction over a four-year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter.

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

For purposes of the tables below, the 2007 Plan and the 2014 Plan are collectively referred to as the “Plan”. The following table summarizes the Plan’s stock option activity:

		Weighted-	Weighted
		average	average
	Outstanding	exercise	remaining	Aggregate
	number of	price per	contractual	intrinsic
	shares	share	life	value
Balance at December 31, 2013	4,290,057	$1.28	8.00	$24,973
Options granted	1,403,056	16.22
Options exercised	(372,022)	1.02
Options canceled	(154,868)	2.33
Balance at December 31, 2014	5,166,223	$5.32	7.75	$83,132
Options exercisable and vested at December 31, 2014	2,405,749	$0.96	6.25	$49,209
Options vested and expected to vest at December 31, 2014	4,987,024	$5.17	7.70	$81,027

The weighted average fair value of options granted was $1.08, $2.64, and $9.87 for the years ended December 31, 2012, 2013, and 2014, respectively. The aggregate intrinsic value of options exercised was $969, $7.4 million, and $2.9 for the years ended December 31, 2012, 2013 and 2014, respectively.

The fair value of options granted to employees is estimated on the date of grant and to non-employees at each measurement period using the Black-Scholes-Merton option valuation model. This stock-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variances include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, expected risk-free interest rate, expected dividends. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are based on the Company’s historical experience.

The following assumptions were used to calculate the fair value of options for employees:

Years Ended
December 31,
	2012	2013	2014
Risk-free interest rate	0.81% to 1.12%	1.18% to1.98%	1.7% to 2.0%
Dividend yield	— %	— %	— %
Volatility	68% to 71%	68% to 69%	66% to 71%
Expected term	5.8 to 6.1 years	5.5 to 6.6 years	5.6 to 6.4 years

The following table summarizes the Plan’s RSUs activity:

		Weighted-	Weighted
	Outstanding	Average	average
	number of	Grant Date	remaining
	shares	Fair Value	contractual life
Balance at December 31, 2013	—	$—	—
RSUs granted	1,090,945	11.80	6.53
RSUs canceled	(92,800)	9.28	—
Balance at December 31, 2014	998,145	$10.99	6.53

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At December 31, 2014, there was approximately $23.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.5 years at December 31, 2014.

In November 2014, the Company granted market-based performance options for a total of 385,035 shares under the Plan subject to vesting based upon the Company’s achievement of certain market valuations. The vesting conditions are as follows:

Vesting Condition	Number of Options Vested	Achievement of Market Capitalization	Derived Service Period	Vesting period	Period of Expense Recognition
A	154,014 shares

The Company obtains a $700 million market capitalization for 90 consecutive trading days calculated as the closing price of one share of the Company’s stock as reported by NASDAQ multiplied by the total number of outstanding shares as of each date.

			18 months	Equal monthly installments over 24 months, beginning one month after the vesting condition is met	42 months
B	231,021 shares

The Company obtains a $1 billion market capitalization for 90 consecutive trading days calculated as the closing price of one share of the Company’s stock as reported by NASDAQ multiplied by the total number of outstanding shares as of each date.

			29 months	Equal monthly installments over 24 months, beginning one month after the vesting condition is met	53 months

The options have an exercise price of $17.04 per share and expire in 10 years. The fair value of the awards subject to market conditions was $4.6 million which will be recognized over the requisite service period and was estimated using a Monte Carlo simulation model with the following assumptions used to estimate the fair value thereof:

Year Ended
December 31,
2014
Risk-free interest rate	2.41%
Dividend yield	— %
Volatility	73%
Expected term	10 years

Both the Black-Scholes and the Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the expected term of the award and the price volatility of the underlying stock. Changes in the Black-Scholes and the Monte Carlo valuation assumptions and our related estimates may change the fair value for stock-based compensation and the related expense recognized.

The following table summarizes the effects of stock-based compensation in the Company’s accompanying consolidated statements of operations:

	Years Ended
	Ended December 31,
	2012	2013	2014
Research and development	$159	$206	$1,094
Sales and marketing	92	230	1,058
General and administrative	179	325	1,391
Total stock-based compensation	$430	$761	$3,543

In July 2014, the Company’s board of directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may, in its discretion, modify the terms of offering periods. Due to the timing of the IPO, the first offering period started July 17, 2014 and will end on February 16, 2015. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2014 the Company had 750,000 shares available for sale under the ESPP. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of (a) two percent of the number of shares of Stock issued and outstanding on the immediately preceding fiscal year, or (b) an amount determined by the Board.

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

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock, RSUs and preferred and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive as the Company had net losses for the years ended December 31, 2012, 2013 and 2014.

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Years ended
	December 31,
	2012	2013	2014
Net loss	$(3,565)	$(7,411)	$(4,444)
Weighted-average shares used in computing basic and diluted net loss per share	6,433,819	6,612,621	19,928,003
Basic and diluted net loss per share	$(0.55)	$(1.12)	$(0.22)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Years Ended
	December 31,
	2012	2013	2014
Convertible preferred stock	13,824,944	15,510,314	—
Employee stock options	3,023,803	3,695,466	5,166,223
RSUs	—	—	998,145
ESPP	—	—	123,817
Convertible preferred stock warrants	102,161	102,161	—
Total	16,950,908	19,307,941	6,288,185

9. Employee Benefit Plans

The Company started a 401(k) Profit Sharing Plan (401(k) Plan), effective January 1, 2009 for employees who are 21 years of age or older. According to the terms of the Plan, the Company may make a discretionary contribution to the Plan each year, allocable to all plan participants. The Company did not match employee contributions during the year ended December 31, 2014, however, the Company began matching up to 25% of employee contributions starting in fiscal year 2015. The Company is responsible for administrative expenses of the 401(k) Plan.

10. Income Taxes

Loss before income taxes is attributable to the following geographic locations:

	December 31,
	2013	2013	2014
United States	$(3,532)	$(6,955)	$(3,210)
Foreign	61	(396)	(951)
Loss before income tax	$(3,471)	$(7,351)	$(4,161)

The components of the provision for income taxes are as follows:

	December 31,
	2012	2013	2014
Current income tax expense:
Federal	$—	$—	$37
State	10	20	37
Foreign	84	40	220
Total current income tax expense	94	60	294
Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	—	—	(11)
Total deferred income tax expense (benefit)	—	—	(11)
Total provision for income taxes	$94	$60	$283

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2012, 2013 and 2014.

	Years Ended
	December 31,
	2012		2013		2014
Loss before income taxes	$3,471		$(7,351)		$(4,161)
Expected income tax expense at statutory rate	$(1,180)	-34.00%	$(2,499)	34.00%	$(1,415)	34.01%
State taxes — net of federal benefit	(178)	-5.13%	(316)	4.30%	(47)	1.13%
Permanent book-tax differences	203	5.85%	514	-6.99%	1,066	-25.62%
Change in valuation allowance	1,285	37.02%	2,371	-32.25%	613	-14.73%
Other, net	(36)	-1.04%	(10)	0.13%	66	-1.59%
Provision for income taxes	$94	2.71%	$60	-0.81%	$283	-6.80%

The tax effects of temporary differences and related deferred tax assets and liabilities as of December 31, 2013 and 2014 are as follows:

	2013	2014
Accrued expenses	$266	$470
Intangible assets	14	12
Stock-based compensation	236	1,072
Reserves and allowances	302	708
Other	50	456
Net operating losses	6,451	5,954
Deferred Tax Assets	$7,319	$8,672
Valuation allowance	(6,804)	(7,417)
Total Deferred Tax Assets	515	1,255
State deferred taxes	(510)	(521)
Depreciation and amortization	(5)	(723)
Total Deferred Tax Liabilities	(515)	(1,244)
Net Deferred Tax Assets/(Liabilities)	$—	$11

Based on the available objective evidence, management believes it is more-likely-than not that the net deferred tax assets were not fully realizable as of the year ended December 31, 2014. Accordingly, the Company has established a valuation allowance against its net deferred tax assets.

For the year ended December 31, 2014, the Company has not provided for income taxes on its undistributed earnings for foreign subsidiaries because these earnings are intended to be permanently reinvested in operations outside the U.S. The unrecognized deferred tax liabilities associated with these earnings are insignificant.

The Company has elected to use the "with and without" approach as described in ASC 740-20, "Intraperiod Tax Allocation," in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

As of December 31, 2014, the Company has a net operating loss carryforward of approximately $13.9 million for federal tax purposes and $33.2 million for state tax purposes. If not utilized, these losses will expire beginning in 2017 for both federal and state purposes.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company believes ownership changes, as defined under Section 382 of the IRC, existed in prior years, and has reduced its net operating loss carryforwards to reflect the limitation.

FASB authoritative guidance for the accounting for uncertainty in income taxes clarifies the accounting and reporting for income taxes where interpretation of the tax law on the Company’s tax positions may be uncertain. The guidance also prescribes a comprehensive model for the financial statement recognition, derecognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. As of December 31, 2014, the Company does not have uncertain tax positions for which it has recorded a liability. While the Company may have unrecognized tax benefits included in its deferred tax assets, all of its tax benefits are subject to a full valuation allowance as of December 31, 2013 and 2014. Therefore, the Company has not yet performed a study to determine the amount of such unrecognized tax benefits that are more likely than not to be realized. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest and penalties accrued as of December 31, 2013 and 2014.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. Tax years 2008-2013 remain open for examination by the Internal Revenue Service and state taxing agencies. The Company has no ongoing tax examinations by tax authorities at this time.

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

Total revenue from customers by location is defined based on the customers’ billing address. The following table summarizes total revenue from customers for the respective locations:

	Years Ended
	December 31,
	2012	2013	2014
United States	$26,782	$38,196	$78,686
Australia	3,281	5,875	9,260
All Other Countries	4,096	13,143	26,297
Total revenue	$34,159	$57,214	$114,243

The following table summarized long-lived assets in the respective locations:

	December 31,
	2013	2014
United States	$1,244	$3,711
All Other Countries	223	191
Total long-lived assets	$1,467	$3,902

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report on Form 10-K:

1.	Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3.	The exhibits listed below in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)Exhibits:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-36543	3.1	August 27, 2014

3.2	Amended and Restated Bylaws of the Company	S-1/A	333-194817	3.5	May 1, 2014

4.1	Form of common stock certificate of the Company	S-1/A	333-194817	4.1	May 1, 2014

4.2	Amended and Restated Investor Rights Agreement among the Company and certain holders of its common stock, dated December 10, 2012, as amended.	S-1	333-194817	4.2	March 26, 2014

10.1*	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-194817	10.1	March 26, 2014

10.2*	2007 Equity Compensation Plan, as amended, and forms of agreement thereunder.	S-1	333-194817	10.2	March 26, 2014

10.3*	2014 Equity Incentive Plan, and forms of agreement thereunder.	S-1/A	333-194817	10.3	July 7, 2014

10.4*	2014 Employee Stock Purchase Plan.	S-1/A	333-194817	10.4	May 1, 2014

10.5*	Employment Offer Letter between the Company and Brett Wilson.	S-1	333-194817	10.5	March 26, 2014

10.6*	Employment Offer Letter between the Company and Chip Scovic.	S-1	333-194817	10.7	March 26, 2014

10.7*	Employment Offer Letter between the Company and Paul Joachim.					X

10.8	Amended and Restated Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of August 21, 2013.	S-1	333-194817	10.8	March 26, 2014

10.9	First Amendment to Amended and Restated Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of April 18, 2014.	S-1/A	333-194817	10.9	May 1, 2014

21.1	List of Subsidiaries of the Company.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
**

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TUBEMOGUL, INC.
Date: March 31, 2015	By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brett Wilson and Paul Joachim, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brett Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
Brett Wilson
/s/ Paul Joachim	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Paul Joachim
/s/ David Toth	Director	March 31, 2015
David Toth
/s/ Ajay Chopra	Director	March 31, 2015
Ajay Chopra
/s/ Ashu Garg	Director	March 31, 2015
Ashu Garg
/s/ Russell Fradin	Director	March 31, 2015
Russell Fradin
/s/ Jack Lazar	Director	March 31, 2015
Jack Lazar