Form 10-Q
period 2015-03-31
TUBEMOGUL INC
filed 2015-05-15
CIK 1449278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. As of April 30, 2015, the registrant had 30,413,523 shares of common stock, $0.001 par value per share, outstanding.

Report Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TUBEMOGUL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31,	March 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$46,592	$36,855
Accounts receivable, net	88,457	86,547
Prepaid expenses and other current assets	2,322	2,728
Total current assets	137,371	126,130
Property, equipment and software, net	3,902	4,510
Deferred tax assets	287	287
Restricted cash	742	742
Other assets	405	419
Total assets	$142,707	$132,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,087	$23,869
Accrued liabilities	50,438	38,767
Current portion of note payable, net of discount	1,362	996
Deferred revenue	302	631
Deferred tax liabilities	276	245
Total current liabilities	71,465	64,508
Deferred rent	601	864
Total liabilities	72,066	65,372
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized as of December 31, 2014 and March 31, 2015; 0 shares outstanding as of December 31, 2014 and March 31, 2015	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized as of December 31, 2014 and March 31, 2015; 29,837,892 and 30,274,376 shares issued and outstanding as of December 31, 2014 and March 31, 2015, respectively	30	30
Additional paid-in capital	94,013	97,325
Accumulated deficit	(23,285)	(30,429)
Accumulated other comprehensive loss	(117)	(210)
Total stockholders’ equity	70,641	66,716
Total liabilities and stockholders’ equity	$142,707	$132,088

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2015
Revenue:
Platform Direct	$9,248	$14,304
Platform Services	12,778	16,012
Total revenue	22,026	30,316
Cost of revenue	6,215	8,303
Gross profit	15,811	22,013
Operating expenses:
Research and development	3,808	8,769
Sales and marketing	7,929	11,112
General and administrative	4,438	7,827
Total operating expenses	16,175	27,708
Loss from operations	(364)	(5,695)
Other expense, net:
Interest expense, net	(41)	(28)
Change in fair value of convertible preferred stock warrant liability	(281)	—
Foreign exchange loss	(36)	(1,307)
Other expense, net	(358)	(1,335)
Net loss before income taxes	(722)	(7,030)
Provision for income taxes	(45)	(114)
Net loss	$(767)	$(7,144)
Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.24)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	6,750,834	30,026,197

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2015
Net loss	$(767)	$(7,144)
Other comprehensive loss:
Foreign currency translation adjustments	(80)	(93)
Comprehensive loss	$(847)	$(7,237)

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(767)	$(7,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	412
Loss on change in value of convertible preferred stock warrant liability	281	—
Provision for doubtful accounts	88	79
Provision for credit memos	450	558
Stock-based compensation expense	416	2,401
Deferred income taxes	(38)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(7,013)	1,273
Prepaid expenses and other current assets	180	(406)
Other assets	(25)	(14)
Accounts payable	820	4,605
Accrued liabilities	(2,793)	(11,671)
Deferred rent	134	263
Deferred revenue	79	329
Deferred offering costs	(1,605)	—
Net cash used in operating activities	(9,653)	(9,346)
Cash flows from investing activities:
Increase in restricted cash	(408)	—
Purchases of property, equipment and software	(837)	(843)
Net cash used in investing activities	(1,245)	(843)
Cash flows from financing activities:
Repayments on notes payable	(348)	(366)
Proceeds from line of credit	6,900	—
Proceeds from issuance of convertible note	7	—
Proceeds from issuances of common stock under ESPP	—	721
Proceeds from options exercised	138	190
Net cash provided by financing activities	6,697	545
Effect of exchange rate changes on cash and cash equivalents	(37)	(93)
Net decrease in cash and cash equivalents	(4,238)	(9,737)
Cash and cash equivalents, beginning of period	19,475	46,592
Cash and cash equivalents, end of period	$15,237	$36,855
Supplemental disclosures:
Equipment purchased and unpaid at period end	$—	$177
Cash paid for interest	41	34

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

The Company’s headquarters are in Emeryville, California and it has offices in Chicago, Detroit, Kiev, London, Los Angeles, New York, Paris, Sao Paolo, Shanghai, Singapore, Sydney, Tokyo, and Toronto.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting, and include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.

The consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, the Company’s comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2015 or any other period.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include allowances for doubtful accounts and credit memos, useful lives for depreciation and amortization, loss contingencies, valuation of deferred tax assets, provisions for uncertain tax positions, capitalization of software costs and assumptions used for valuation of stock-based compensation and convertible preferred stock warrant liability. Actual results could differ from those and other estimates.

Accounts Receivable

Accounts receivable are stated at net realizable value. The Company provides an allowance for doubtful accounts based on management’s evaluation of outstanding accounts receivable. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. The Company analyzes specific accounts receivable, historical bad debts, customer concentrations, current economic trends, and changes in the customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written off when no future collection is possible.

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

The following table presents the changes in the allowance for doubtful accounts:

	Year Ended	Three Months Ended
	December 31,	March 31,
	2014	2015
Balance, beginning of period	$(714)	$(1,369)
Additions to allowance	(903)	(79)
Write offs, net of recoveries	248	130
Balance, end of period	$(1,369)	$(1,318)

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

The following table presents the changes in the allowance for credit memos:

	Year Ended	Three Months Ended
	December 31,	March 31,
	2014	2015
Balance, beginning of period	$—	$(460)
Additions to allowance	(1,875)	(558)
Issued credit memos	1,415	590
Balance, end of period	$(460)	$(428)

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

The Company recorded $46,592 and $36,855 of Cash and cash equivalents as of December 31, 2014 and March 31, 2015, respectively, which are measured at fair value on a recurring basis. Inputs used in measuring fair value of Cash and cash equivalents are categorized as Level 1.

In fiscal year 2010, the Company issued a Series A-1 preferred stock warrant that contained a price protection clause that provides that the exercise price of the warrants is to be adjusted downwards upon the Company issuing Additional Stock (as defined in the warrant agreement) at more favorable pricing. As a result of this price protection clause, the Company determined that the warrant is not considered indexed to the Company’s own stock and as a result recorded the warrant as a liability measured at fair value at the time of issuance. The Company records “mark-to-market” adjustments each reporting period under other expense, net. As the warrant’s fair value is based on significant inputs that are not observable in the market, they are categorized as Level 3. On July 23, 2014, upon the closing of the Company’s IPO, the warrant converted from a warrant to purchase Series A-1 preferred stock to a warrant to purchase shares of common stock, and the liability at its then fair value of $516 was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other expense in the accompanying condensed consolidated statements of operations. On August 15, 2014, the warrant was net exercised in full for 69,895 shares of common stock. As of December 31, 2014 and March 31, 2015 no warrant liability was recorded on the condensed consolidated balance sheets.

Changes in warrant liability consisted of the following during:

Year Ended
December 31,
2014
Balance, beginning of year	$684
Change in fair value of convertible preferred stock warrant liability	(168)
Conversion of preferred stock warrants to common stock warrants	(516)
Balance, end of year	$—

Since all carrying amounts approximate fair value, no other comprehensive income or loss has been recognized. There were no sales, purchases, settlements, or transfers in or out of Level 3 liabilities.

Other financial instruments not measured at fair value on the accompanying consolidated balance sheets at December 31, 2014 and March 31, 2015, but which require disclosure of their fair values include accounts receivable, accounts payable, accrued expenses and debt. The estimated fair values of such instruments at December 31, 2014 and March 31, 2015 approximated their carrying values. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

Recent Accounting Pronouncements

In May 2014, FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method. The FASB tentatively decided on April 1, 2015 to defer for one year the effective date of the new revenue standard for public and nonpublic entities reporting under GAAP. The FASB also tentatively decided to permit entities to early adopt the standard. The tentative decisions will be exposed in an upcoming proposed Accounting Standards Update (ASU) with a 30-day comment period. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments are effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

2. Property, Equipment and Software

Property, equipment and software as of December 31, 2014 and March 31, 2015 consisted of the following:

	December 31,	March 31,
	2014	2015
Computer, software and office equipment	$1,928	$2,117
Capitalized internal use software costs	1,166	1,627
Furniture and fixtures	1,049	1,087
Leasehold improvements	1,043	1,375
	5,186	6,206
Less accumulated depreciation and amortization	(1,284)	(1,696)
Total	$3,902	$4,510

Total depreciation and amortization expense, was $140 and $412 for three months ended March 31, 2014 and 2015, respectively.

3. Accrued Liabilities

Accrued liabilities at December 31, 2014 and March 31, 2015, consisted of the following:

	December 31,	March 31,
	2014	2015
Accrued media costs	$41,436	$30,174
Sales commissions	2,826	1,795
Payroll and related expenses	3,757	3,147
Other accrued expenses	2,419	3,651
	$50,438	$38,767

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through December 31, 2014 and March 31, 2015.

4. Debt Obligations

Note Payable

Growth Capital Term-Debt and Working Capital Line of Credit

On August 21, 2013, the Company entered into an amended and restated loan and security agreement providing for a growth capital facility and a revolving line of credit. Under the growth capital facility, the Company has the ability to borrow a maximum of $4.25 million in growth capital term loan advances, which bear an interest rate of 4.75% and are secured by the Company’s assets. Under the revolving line of credit, the Company may be advanced up to $20.0 million based on 80% of eligible accounts receivable less the outstanding growth capital term loan balance at the advance date as defined in the amended agreement. Monthly payments of principal and interest are payable in equal installments.

On April 18, 2014, the Company entered into an amendment to its amended and restated loan and security agreement dated August 21, 2013. The amendment increased the revolving line of credit to $35.0 million, extended the availability and maturity of the revolving line through April 1, 2016, and added a new $3.0 million equipment term loan facility. The amendment also introduced a new financial covenant that requires the Company meet certain minimum revenue levels. As of March 31, 2015, the Company had available borrowings under the revolving line of credit of $35.0 million. The equipment term loan facility expired and was not renewed.

Under the amended and restated loan and security agreement, the Company may borrow under the revolving line of credit up to the lesser of (a) $35.0 million, and (b) a borrowing base equal to 80% of eligible accounts receivable as defined in the agreement, as amended. If the Company’s trailing nine-month EBITDA as defined in the amendment is less than $1.0 million, then the outstanding amount of advances under the equipment loan facility are deducted from availability. Advances under the line of credit accrue interest at a floating per annum rate equal to the Western Edition Wall Street Journal prime rate. While the interest rate applicable to outstanding advances under the revolving line did not change under the amendment, the Company is now required to pay a minimum amount of interest equal to the amount of interest that would accrue per quarter on a notional outstanding principal balance of $2.0 million, or $1.0 million if the Company maintains more than $50.0 million in deposits with the lender.

If the combined amount of the Company’s cash on deposit with the lender, plus the availability under the revolving line of credit is less than $10.0 million, then the Company is required to deliver additional reporting, collections on accounts receivable are applied to immediately reduce the outstanding amount of advances under the revolving line, and the lender is allowed to take, in good faith, additional reserves against availability under the revolving line.

Future Payments

Future principal payments of long-term debt as of March 31, 2015 were as follows:

2015 (remaining 9 months)	$998
Total	998
Discount	(2)
Less current portion	(996)
Noncurrent portion of debt	$—

5. Commitments and Contingencies

Lease Commitments

At various dates throughout 2014 and during the three months ended March 31, 2015, the Company entered into leases and subleases for office space. The leases expire at various dates through 2021.

The Company’s commitments for minimum rentals under these leases as of March 31, 2015 are as follows:

Operating
leases
2015 (remaining 9 months)	$3,100
2016	1,781
2017	1,123
2018	874
2019	613
Thereafter	1,063
Total minimum lease payments	$8,554

Rent expense was $485 and $625 for the three months ended March 31, 2014 and 2015, respectively.

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

6. Stock-Based Compensation

On July 9, 2007, the board of directors and stockholders of the Company approved and adopted the TubeMogul, Inc. 2007 Equity Compensation Plan (the 2007 Plan) that permitted the grant of incentive and nonqualified stock options, stock awards (including restricted stock units), and stock appreciation rights to purchase shares of the common stock of the Company. Under the 2007 Plan, shares of common stock are reserved for the issuance of permitted awards to eligible participants. Options granted generally vest and become exercisable over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. Restricted stock units (RSUs) granted are generally released from restriction over a four-year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter.

The Company has authorized and reserved a total of 6,093,703 shares of common stock under the 2007 Plan for the grant of permitted awards to employees, directors, consultants, and other service providers for the Company or related companies. The 2007 Plan terminated effective July 16, 2014, though it continues to govern outstanding awards issued under the 2007 Plan prior to July 16, 2014.

In February 2014, the Company’s board of directors and stockholders approved and adopted the TubeMogul, Inc. 2014 Equity Incentive Plan (the 2014 Plan), and the 2014 Plan became effective on July 16, 2014, the day immediately preceding the Company’s IPO. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other cash-based or stock-based awards. In addition, the 2014 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future. Under the 2014 Plan, shares of common stock are reserved for the issuance of permitted awards to eligible participants. Options granted will generally vest and become exercisable over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. RSUs granted will generally be released from restriction over a four year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter.

The Company initially authorized and reserved a total of 2,500,000 shares of common stock under the 2014 Plan for the grant of permitted awards. This reserve automatically increased on January 1, 2015 by 1,491,894 shares and will continue to increase on each subsequent anniversary through 2024, by an amount equal to the smaller of (a) five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31; and (b) an amount determined by the Company’s board of directors. This reserve may also be increased by up to an additional 4,975,000 shares, to include (a) any shares remaining available for grant under the 2007 Plan at the time of its termination; and (b) shares that would otherwise be returned to the 2007 Plan, upon the expiration or termination of awards granted under that plan.

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

For purposes of the tables below, the 2007 Plan and the 2014 Plan are collectively referred to as the “Plan.” The following table summarizes the Plan’s stock option activity:

		Weighted-	Weighted
		average	average
	Outstanding	exercise	remaining	Aggregate
	number of	price per	contractual	intrinsic
	shares	share	life	value
Balance at December 31, 2014	5,166,223	$5.32	7.75	$83,132
Options granted	40,000	15.18
Options exercised	(223,862)	0.88
Options canceled	(23,218)	2.41
Balance at March 31, 2015	4,959,143	$5.62	7.60	$45,005
Options exercisable and vested at March 31, 2015	2,386,525	$1.40	6.21	$29,879
Options vested and expected to vest at March 31, 2015	4,775,924	$5.45	7.54	$44,020

The weighted average fair value of options granted was $4.51 and $9.78 for the three months ended March 31, 2014 and 2015, respectively. The aggregate intrinsic value of options exercised was $7.2 million and $3.0 million for the three months ended March 31, 2014 and 2015, respectively.

At March 31, 2015, there was approximately $11.9 million of total unrecognized compensation cost related to unvested options granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 2.38 years at March 31, 2015.

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

The following assumptions were used to calculate the fair value of options for employees:

	Three Months Ended
	March 31,
	2014	2015
Risk-free interest rate	1.8% to1.98%	1.8%
Dividend yield	— %	— %
Volatility	66% to 67%	70%
Expected term	5.9 to 6.4 years	6.5 years

The following table summarizes the Plan’s RSUs activity:

		Weighted-	Weighted
	Outstanding	Average	average
	number of	Grant Date	remaining
	shares	Fair Value	contractual life
Balance at December 31, 2014	998,145	$10.99	$6.53
RSUs granted	343,830	15.46	6.86
RSUs released	(91,469)	10.13	—
RSUs canceled	(48,193)	11.24	—
Balance at March 31, 2015	1,202,313	$13.06	$5.96

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At March 31, 2015, there was approximately $14.5 million of total unrecognized compensation cost related to unvested RSUs granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.41 years at March 31, 2015.

The following table summarizes the effects of stock-based compensation in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2014	2015
Research and development	$102	$642
Sales and marketing	140	709
General and administrative	174	1,050
Total stock-based compensation	$416	$2,401

In February 2014, the Company’s board of directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (the ESPP), which became effective on July 17, 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may, in its discretion, modify the terms of offering periods. Due to the timing of the IPO, the first offering period started July 17, 2014 and ended on February 16, 2015. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. During Q1 2015, 121,153 shares were purchased under the ESPP.

7. Net Loss per Share

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

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock, RSUs and preferred and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive as the Company had net losses for the three months ended March 31, 2014 and 2015.

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2015
Net loss	$(767)	$(7,144)
Weighted-average shares used in computing basic and diluted net loss per share	6,750,834	30,026,197
Basic and diluted net loss per share	$(0.11)	$(0.24)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2014	2015
Convertible preferred stock	15,510,330	—
Employee stock options	4,139,687	4,959,143
RSUs	—	1,202,313
ESPP	—	83,222
Convertible preferred stock warrants	102,161	—
Total	19,752,178	6,244,678

8. Employee Benefit Plans

The Company established a 401(k) Profit Sharing Plan (the Plan) in 2009, pursuant to which the Company may make a discretionary contribution to the Plan each year, allocable to all plan participants. The Company is responsible for administrative expenses of the 401(k) Plan. On January 1, 2015, the Company began matching 25% of the employees’ contributions, subject to vesting conditions, to the 401(k) Plan. The Company contributed $192 for the three months ended March 31, 2015.

9. Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $45 and $114 for the three months ended March 31, 2014 and 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended March 31, 2015, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended March 31, 2015 may not be realized by the end of the 2015 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the three months ended March 31, 2015. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, meals and entertainment and state and local minimum and capital taxes. As of March 31, 2015, the Company had no material uncertain tax positions

The provision for income taxes for the three months ended March 31, 2014 and 2015 primarily reflects the provision for income taxes for foreign and state taxes.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the Code), and similar state provisions. Any annual limitation may result in the expiration of net operating losses before utilization.

10. Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q), and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K (File No. 001-36543) filed with the SEC on March 31, 2015. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

TubeMogul is an enterprise software company for digital branding. By reducing complexity, improving transparency and leveraging real-time data, our platform enables advertisers to gain greater control of their digital video advertising spend and achieve their brand advertising objectives.

Our customers plan, buy, measure and optimize their global digital video advertising spend from our self-serve platform. By integrating programmatic technologies and disparate sources of inventory within a single platform, we enable our customers to launch sophisticated, scalable digital video advertising campaigns — onto any digital device — within minutes. Brands use our platform to verify the success and impact of their digital video advertising campaigns by measuring the audience reached by the campaign, how the audience interacted with their advertisements and the impact the campaign had on the consumer’s perception of the brand. Our platform uses these real-time insights to dynamically optimize spend across digital sources of inventory including digital ad exchanges, supply-side platforms, private marketplaces, ad networks and direct premium publishers. Our platform measures key brand advertising metrics including brand lift, as measured by integrated brand surveys, as well as Gross Rating Points and engagement.

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

We believe customers value both our Platform Direct and our Platform Services offerings as Total Spend through our platform has increased from $48.0 million for the three months ended March 31, 2014 to $71.3 million for the three months ended March 31, 2015, representing a period-over-period growth of 48%. We define Total Spend as the aggregate gross dollar volume that our Platform Direct customers and Platform Services customers spend through our platform, which includes media purchases and our fees. We actively engage with our Platform Services customers to educate them about the benefits of migrating to our Platform Direct offering.

We consider our global capabilities to be a competitive differentiator to global brands and agencies. Campaigns can be executed through our platform in over 70 countries using a single integrated workflow. During 2014, we executed campaigns in over 44 countries and generated 31% of our revenue from customers with billing addresses outside of the U.S. For financial information about our geographic areas, please see Note 10 of the notes to our condensed consolidated financial statements appearing elsewhere in this Report.

We were incorporated in California in 2007 and reincorporated in Delaware in March 2014. We initially developed video content syndication and video analytics software for publishers and launched our advertiser-focused platform in 2011. For the three months ended March 31, 2014 and 2015, our revenue increased from $22.0 million to $30.3 million. For the three months ended March 31, 2014 and 2015, our gross margin increased from 72% to 73%. We also had net losses of $0.8 million and $7.1 for the three months ended March 31, 2014 and 2015, respectively.

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

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
	(in thousands, except for clients)
Key Metrics
Platform Direct Spend	$35,270	$55,265
Platform Services Spend	12,778	16,012
Total Spend	$48,048	$71,277
Platform Direct revenue	$9,248	$14,304
Platform Services revenue	12,778	16,012
Total revenue	$22,026	$30,316
Gross profit	$15,811	$22,013
Gross margin	72%	73%
Adjusted EBITDA	$142	$(2,977)
Number of Platform Direct Clients	242	356

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

	Years ended				Three Months Ended
	December 31,				March 31,
	2011	2012	2013	2014	2014	2015
	(unaudited, in thousands)
Platform Direct Revenue	$2,171	$5,433	$19,331	$49,231	$9,248	$14,304
Plus: Non-GAAP Platform Direct Media Cost	2,143	19,599	54,685	140,017	26,022	40,961
Platform Direct Spend	$4,314	$25,032	$74,016	$189,248	$35,270	$55,265
Platform Services Spend	$13,488	$28,726	$37,883	$65,012	$12,778	$16,012
Total Spend	$17,802	$53,758	$111,899	$254,260	$48,048	$71,277

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

•

Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of stock-based compensation; (3) impact of foreign exchange gains and losses, both realized and unrealized; (4) loss on extinguishment of convertible notes; (5) change in fair value of convertible preferred stock warrant liability; or (6) tax payments that may represent a reduction in cash available to us; and

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, loss, and our GAAP financial results. The following is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP for each of the periods indicated:

	Three Months Ended
	March 31,
	2014	2015
	(unaudited, in thousands)
Net loss	$(767)	$(7,144)
Interest expense, net	41	28
Provision for income taxes	45	114
Depreciation and amortization expense, excluding amortization of internal use software development costs	90	317
Stock-based compensation expense	416	2,401
Foreign exchange loss	36	1,307
Change in fair value of convertible preferred stock warrant liability	281	—
Adjusted EBITDA	$142	$(2,977)

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

	Years Ended December 31,				2011 - 2012		2012 - 2013		2013 - 2014
						% of Total Platform		% of Total Platform		% of Total Platform
Cohort (1)	2011	2012	2013	2014	% Change	Direct Spend	% Change	Direct Spend	% Change	Direct Spend
	(in thousands except percentages)
Customers First Spent 2011	$2,552	$17,170	$32,833	$60,030	573%	71%	91%	45%	83%	31%
Customers First Spent 2012	NA	6,847	18,456	29,766	NA	29%	170%	25%	61%	16%
Customers First Spent 2013	NA	NA	22,189	58,313	NA	NA	NA	30%	163%	31%
Customers First Spent 2014	NA	NA	NA	40,785	NA	NA	NA	NA	NA	22%
Total	$2,552	$24,017	$73,478	$188,894	841%	100%	206%	100%	157%	100%

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

Our general and administrative expenses consist primarily of personnel costs, associated with our executive, finance, human resources, legal and other administrative personnel, and also include accounting, legal and other professional service fees, facility costs, bad debt expense, depreciation expense and other corporate expenses. We expect to continue to invest in our corporate infrastructure and incur further expenses related to being a public company, including increased accounting and legal costs, investor relations costs, increased insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act. As a result, we anticipate that general and administrative expenses will increase in future periods.

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

Foreign exchange loss consists of gains and losses on foreign currency translation. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. dollar, principally the British pound, Canadian dollar, Euro, Australian dollar, Japanese Yen and Singapore dollar. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in foreign currency rates.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry forwards, research and development and other tax credits, we have a full valuation allowance against such assets. We expect to maintain this full valuation allowance in the near term.

Results of Operations

The following table sets forth our condensed consolidated results of operations and our condensed consolidated results of operations as a percentage of total revenue for the periods presented. The period-to-period comparisons of results are not necessarily indicative of future periods.

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Revenue:
Platform Direct	$9,248	$14,304
Platform Services	12,778	16,012
Total revenue	22,026	30,316
Cost of revenue	6,215	8,303
Gross profit	15,811	22,013
Operating expenses:
Research and development (1)	3,808	8,769
Sales and marketing (1)	7,929	11,112
General and administrative (1)	4,438	7,827
Total operating expenses	16,175	27,708
Loss from operations	(364)	(5,695)
Other expense, net:
Interest expense, net	(41)	(28)
Change in fair value of convertible preferred stock warrant liability	(281)	—
Foreign exchange loss	(36)	(1,307)
Other expense, net	(358)	(1,335)
Net loss before income taxes	(722)	(7,030)
Provision for income taxes	(45)	(114)
Net loss	$(767)	$(7,144)

(1)	Stock-based compensation expense included above was as follows:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Research and development	$102	$642
Sales and marketing	140	709
General and administrative	174	1,050
Total stock-based compensation	$416	$2,401

	Three Months Ended
	March 31,
	2014	2015
Revenue:
Platform Direct	42%	47%
Platform Services	58%	53%
Total revenue	100%	100%
Cost of revenue	28%	27%
Gross profit	72%	73%
Operating expenses:
Research and development	17%	29%
Sales and marketing	36%	37%
General and administrative	20%	26%
Total operating expenses	73%	91%
Loss from operations	(2)%	(19)%
Other expense, net:
Interest expense, net	(0)%	(0)%
Change in fair value of convertible preferred stock warrant liability	(1)%	0%
Foreign exchange loss	(0)%	(4)%
Other expense, net	(2)%	(4)%
Net loss before income taxes	(3)%	(23)%
Provision for income taxes	(0)%	(0)%
Net loss	(3)%	(24)%

Comparison of the Three Months Ended March 31, 2014 and 2015

Revenue

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(in thousands except percentages)
Platform Direct	$9,248	$14,304	$5,056	55%
Platform Services	12,778	16,012	3,234	25%
Total revenue	$22,026	$30,316	$8,290	38%

Revenue increased by $8.3 million, or 38%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Platform Direct revenue increased by $5.1 million, or 55%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Platform Direct revenue from Platform Direct customers who were customers during the three months ended March 31, 2014 contributed $1.1 million of the growth. Platform Direct revenue from Platform Direct customers who spent with us during the three months ended March 31, 2015 that did not spend with us during the three months ended March 31, 2014 contributed $3.9 million of the growth. Platform Services revenue increased by $3.2 million, or 25%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the three months ended March 31, 2015 that did not spend with us during the three months ended March 31, 2014.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(in thousands except percentages)
Cost of revenue	$6,215	$8,303	$2,088	34%
Gross profit	15,811	22,013	6,202	39%
Gross margin	72%	73%

Cost of revenue increased $2.1 million, or 34%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to a $1.9 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased by $0.2 million, or 48%, for the three months ended March 31, 2015. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $8.9 million and $6.9 million for the three months ended March 31, 2014 to $13.8 million and $8.2 million for the three months ended March 31, 2015, respectively. Gross margin increased to 73% for the three months ended March 31, 2015 compared to 72% for the three months ended March 31, 2014, primarily due to Platform Direct having grown to 47% of total revenue as compared to 42% in the comparable period.

Research and Development

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(in thousands except percentages)
Research and development	$3,808	$8,769	$4,961	130%
Percent of revenue	17%	29%

Research and development expense increased by $5.0 million, or 130%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase in personnel costs of $3.5 million and additional technical infrastructure costs of $1.4 million. The increase in personnel costs, was primarily due to an increase in headcount, which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development efforts. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities. We capitalized $0.2 million of internally developed software costs during the three months ended March 31, 2014 and $0.4 million of internally developed software costs during the three months ended March 31, 2015.

Sales and Marketing

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(in thousands except percentages)
Sales and marketing	$7,929	$11,112	$3,183	40%
Percent of revenue	36%	37%

Sales and marketing expense increased by $3.2 million, or 40%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase in personnel costs of $ 2.8 million, related to an increase in headcount to support our revenue growth, and an increase in marketing expenses of $0.6 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount during the year ended December 31, 2014.

General and Administrative

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(in thousands except percentages)
General and administrative	$4,438	$7,827	$3,389	76%
Percent of revenue	20%	26%

General and administrative expense increased by $3.4 million, or 76%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase in personnel costs of $2.2 million related to an increase in headcount to support our growth and our reporting obligations as a public company, including additions of several senior administrative and accounting personnel, an increase in facility costs of $0.4 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel, and an increase in professional fees of $0.3 million due to increased external legal, accounting and audit services to support the Company’s operations as a public company.

Other Expense, Net

The increase in other expenses, net was primarily due to a loss on foreign currency exchange losses from the weakening of most currencies against the U.S. dollar during the three months ended March 31, 2015.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2014 and 2015 primarily relates to taxes due in foreign jurisdictions.

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

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving line of credit. As of March 31, 2015, we had cash and cash equivalents of $36.9 million and borrowing capacity of $35 million under our revolving line of credit. As of March 31, 2015 we had no outstanding borrowings under the revolving line of credit or equipment loan facility. This equipment term loan facility expired and was not renewed. We believe that our existing cash and cash equivalents together with the revolving line of credit will be sufficient to meet our working capital requirements for at least the next 12 months and the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Form 10-Q entitled “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2014	2015
	(in thousands)
Net cash used in operating activities	$(9,653)	$(9,346)
Net cash used in investing activities	(1,245)	(843)
Net cash provided by financing activities	6,697	545
Effects of exchange rate on cash and cash equivalents	(37)	(93)
Decrease in cash and cash equivalents	$(4,238)	$(9,737)

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in Total Spend by customers using our platform. Cash used in operating activities has typically been due to net loss, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and changes in our operating assets and liabilities as we grow our business. In periods of high growth, our working capital needs may become greater as we remit payment for media purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from our customers. Our average days payable outstanding, or DPO, was 78 days and our average days sales outstanding, or DSO, were 92 days for 2014. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. While we typically experience slow payment by advertising agencies, as is common in our industry, we have historically experienced minimal accounts receivable write-offs.

Cash used in operating activities in the three months ended March 31, 2014 was $9.7 million, due to a net loss of $0.8 million and the $9.8 million effect of changes in operating assets and liabilities, offset by non-cash expenses totaling $0.9 million. The net change in working capital was due to an increase in accounts receivable of $6.6 million related to the increase in Total Spend and a net decrease of $2.0 million in accounts payable and accrued liabilities due to the timing of vendor payments.

Cash used in operating activities in the three months ended March 31, 2015 was $9.3 million, due to net loss of $7.1 million, offset by non-cash expenses totaling $3.4 million, and the $5.6 million effect of changes in operating assets and liabilities. The net change in working capital was due to an increase of $7.1 million in accrued liabilities and accounts payable related to an increase in purchase of media and other liabilities to support the growth of the business.

We expect cash used by operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used by investing activities in the three months ended March 31, 2014 was $1.2 million, primarily due to purchase of property and equipment and an increase in restricted cash due to issuance of a letter of credit to secure our lease. Cash used in investing activities in the three months ended March 31, 2015 was $0.8 million, primarily due to purchase of property and equipment.

Financing Activities

Cash provided by financing activities in the three months ended March 31, 2014 was $6.7 million, primarily due to the borrowings under the line of credit. Cash provided by financing activities in the three months ended March 31, 2015 was $0.5 million, primarily due to proceeds of issuing common stock under the ESPP and as the result of option exercises of $0.9 million offset by $0.3 million of repayment on note payable.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

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

Contractual Obligations and Commitments

The following table summarizes our future minimum payments under contractual commitments as of March 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$8,554	$3,100	$3,778	$1,676	$—
Debt obligations, including interest of $33	998	998	—	—	—
	$9,552	$4,098	$3,778	$1,676	$—

Credit Facilities

As of March 31, 2015, the total outstanding amount of the term loan was $1.0 million and no further amounts were available to be drawn under that facility. This loan bears interest at a fixed annual rate of interest of 4.75%, and we are required to make equal monthly payments of principal plus accrued interest through November 1, 2015, when the loan matures and is due and payable. As of March 31, 2015, we had no outstanding borrowings under the revolving line of credit.

The Amended and Restated Loan and Security Agreement with Silicon Valley Bank provides for approximately $3.2 million term loan and a $35 million revolving line of credit. The agreement includes a financial covenant that requires that we meet certain minimum revenue levels.

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

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, capitalized software development costs, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 1 in the Notes to condensed consolidated financial statements of this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $30.4 million as of March 31, 2015. We may not be profitable in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, we may not be able to sustain this rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

The substantial majority of our revenue has been derived from customers that purchase digital video advertising through our platform either on a self-serve basis or with us executing campaigns for them. We expect that spend on digital video advertising will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will depend largely on increasing digital video advertising spend through our platform. The market for digital video advertising is an emerging market and today advertisers generally devote a smaller portion of their advertising budgets to digital video advertising than to traditional advertising methods, such as TV, newspapers, radio and billboards. Our current and potential customers may find digital video advertising to be less effective than other brand advertising methods, and they may reduce their spending on digital video advertising as a result. To date, digital advertising has been primarily for performance-based advertising, or relatively simple display advertising such as banner ads on websites and, until recently, was principally focused on online channels such as desktops. Emerging channels such as mobile and social media are unproven and may not develop into viable channels. The future growth of our business could be constrained by both the level of acceptance and expansion of digital video advertising as a format and emerging digital video advertising channels, including mobile video, connected TV, social video and TV formats such as video on demand, as well as the continued use and growth of existing channels. To date, nearly all of our revenue has been derived from advertising served to desktops. Even if these new channels become widely adopted, advertisers may not increase their advertising spend through platforms such as ours. If the market for digital video advertising deteriorates, develops more slowly than we expect or the shift from traditional advertising methods to digital video advertising does not continue, or there is a reduction in demand for digital video advertising caused by weakening economic conditions, decreases in corporate spending, perception that digital video advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business.

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

Substantially all of our Platform Services revenue and a substantial majority of our Platform Direct revenue is sourced through advertising agencies. We contract with advertising agencies as an agent for the brand. We remit payment for media inventory purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from them as the advertising agency does not pay us for use of our platform until it has received payment from the brand. This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average DSO of 92 days, and average DPO of 78 days for 2014. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. Many of our contracts with advertising agencies provide that if the brand does not pay the agency, the agency is not liable to us, and we must seek payment solely from the brand. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with brands directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated brand advertiser base. Any write-offs for bad debt could have a material adverse effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

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

We increased our number of full-time employees from 57 as of December 31, 2011 to 461 as of March 31, 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources as these personnel are integrated into and become productive within our organization. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow to offset our investment in research and development and sales and marketing. Maintaining and growing a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. In this regard we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

Our platform depends on access to advertising inventory controlled by publishers and various other providers, such as public ad exchanges, supply-side platforms, private marketplaces, ad networks and direct premium publishers. In particular, we rely on continued access to premium ad inventory in high-quality and brand-safe environments, viewable to consumers across multiple screens. We do not own the inventory of advertising opportunities upon which our business depends and, therefore, we might not always have access to inventory of sufficient quality or volume to meet the needs of our customers’ campaigns. As a result, we may have limited visibility to our future access to inventory, especially premium ad inventory and inventory in international markets. Companies such as ad networks make media buying commitments to publishers, and may compete with us and restrict our access to media inventory of those publishers. Companies such as ad exchanges charge both publishers and advertisers fees and may be able to charge advertisers lower fees than us. In addition, many publishers sell a portion of their advertising inventory directly to advertisers, and publishers may seek to do so increasingly in the future. If that were to occur, we may have fewer opportunities to provide our customers access to inventory, which would harm our ability to grow our business and our financial condition and operating results would be adversely affected.

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

As of March 31, 2015, we had offices in nine countries outside the U.S., and as we continue to expand our customer base outside the U.S., our business is increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

U.S. and non-U.S. regulators also may implement “Do-Not-Track” legislation, particularly if the industry does not implement a standard (discussed above). The California Online Privacy Protection Act of 2003 requires operators of commercial websites and online service providers, under certain circumstances, to disclose in their privacy policies how such operators and providers respond to browser “do not track” signals.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2015, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Businesses Act of 2012, or the JOBS Act. We have in the past discovered significant deficiencies in our internal control over financial reporting, none of which individually or in the aggregate have constituted a material weakness. We have sought to address and remediate such control deficiencies as we have discovered them. As we have not conducted an evaluation of the effectiveness of our internal control over financial reporting, we may have undiscovered material weaknesses or significant deficiencies that, in the aggregate, may constitute a material weakness. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) December 31, 2019.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of March 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales might occur or if there is a large number of shares of our common stock available for sale, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2015, we had 30,274,376 million shares of common stock outstanding.

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

Additionally, we have filed registration statements covering all shares reserved for future issuance under our equity compensation plans. Our equity incentive plans allow us to issue, among other things, stock options, restricted stock, and restricted stock units. As a result, any shares issued or granted under the plans also will be freely tradable in the public market, subject to lock-up agreements as applicable. If equity securities are issued under the plans and it is perceived that they will be sold in the public market, then the price of our common stock could decline substantially.

As of March 31, 2015, certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Once we have registered the resale of these shares, they can be sold in the public market. If these additional shares are sold, or it is perceived that they will be sold, the trading price of our common stock could decline.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate, approximately 69% of our outstanding common stock as of March 31, 2015. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

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

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-194817), which was declared effective on July 17, 2014. There have been no material changes in our use of the proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

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

TUBEMOGUL, INC.
By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2015
By:	/s/ Paul Joachim
Paul Joachim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2015

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment offer letter between the Company and Keith Eadie.

10.2	Employment offer letter between the Company and Daniel Schotland.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.