Form 10-Q
period 2015-06-30
TUBEMOGUL INC
filed 2015-08-11
CIK 1449278

66

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. As of August 3, 2015, the registrant had 34,630,946 shares of common stock, $0.001 par value per share, outstanding.

Report Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TUBEMOGUL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	December 31,	June 30,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$46,592	$81,220
Accounts receivable, net	88,457	118,886
Prepaid expenses and other current assets	2,322	2,852
Total current assets	137,371	202,958
Property, equipment and software, net	3,902	5,098
Deferred tax assets	287	287
Restricted cash	742	742
Other assets	405	442
Total assets	$142,707	$209,527
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,087	$41,220
Accrued liabilities	50,438	45,954
Note payable, net of discount	1,362	627
Deferred revenue	302	574
Deferred tax liabilities	276	235
Other liabilities	—	234
Total current liabilities	71,465	88,844
Deferred rent	601	844
Total liabilities	72,066	89,688
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized as of December 31, 2014 and June 30, 2015; 0 shares outstanding as of December 31, 2014 and June 30, 2015	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized as of December 31, 2014 and June 30, 2015; 29,837,892 and 34,106,603 shares issued and outstanding as of December 31, 2014 and June 30, 2015, respectively	30	34
Additional paid-in capital	94,013	151,841
Accumulated deficit	(23,285)	(31,762)
Accumulated other comprehensive loss	(117)	(274)
Total stockholders’ equity	70,641	119,839
Total liabilities and stockholders’ equity	$142,707	$209,527

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Revenue:
Platform Direct	$11,567	$17,826	$20,815	$32,130
Platform Services	17,148	27,614	29,926	43,626
Total revenue	28,715	45,440	50,741	75,756
Cost of revenue	9,108	15,306	15,323	23,609
Gross profit	19,607	30,134	35,418	52,147
Operating expenses:
Research and development	4,940	9,503	8,748	18,272
Sales and marketing	8,285	13,497	16,214	24,609
General and administrative	4,704	8,615	9,142	16,442
Total operating expenses	17,929	31,615	34,104	59,323
Income (loss) from operations	1,678	(1,481)	1,314	(7,176)
Other income (expense), net:
Interest expense, net	(79)	(23)	(120)	(51)
Change in fair value of convertible preferred stock warrant liability	449	—	168	—
Foreign exchange gain (loss)	128	266	92	(1,041)
Other income (expense), net	498	243	140	(1,092)
Net income (loss) before income taxes	2,176	(1,238)	1,454	(8,268)
Provision for income taxes	(92)	(95)	(137)	(209)
Net income (loss)	$2,084	$(1,333)	$1,317	$(8,477)
Net income (loss) attributable to common stockholders, basic and diluted	$369	$(1,333)	$—	$(8,477)
Net income (loss) attributable to common stockholders:
Basic	$0.05	$(0.04)	$—	$(0.28)
Diluted	$0.01	$(0.04)	$—	$(0.28)
Weighted-average shares used to compute earnings per share attributable to common stockholders:
Basic	6,939,232	31,000,371	6,867,271	30,515,989
Diluted	25,766,430	31,000,371	25,683,673	30,515,989

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Net income (loss)	$2,084	$(1,333)	$1,317	$(8,477)
Other comprehensive loss:
Foreign currency translation adjustments	(93)	(64)	(130)	(157)
Comprehensive income (loss)	$1,991	$(1,397)	$1,187	$(8,634)

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2015
Cash flows from operating activities:
Net income (loss)	$1,317	$(8,477)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	308	872
Gain on change in value of convertible preferred stock warrant liability	(168)	—
Provision for doubtful accounts	517	593
Provision for credit memos	1,060	1,302
Stock-based compensation expense	1,048	5,379
Unrealized loss from forward contract derivatives	—	234
Changes in operating assets and liabilities:
Accounts receivable	(19,800)	(32,324)
Prepaid expenses and other current assets	198	(530)
Other assets	(8)	(37)
Accounts payable	20,663	21,417
Accrued liabilities	(7,483)	(4,484)
Deferred rent	278	243
Deferred revenue	501	272
Deferred offering costs	(2,012)	—
Deferred tax liabilities	—	(41)
Net cash used in operating activities	(3,581)	(15,581)
Cash flows from investing activities:
Increase in restricted cash	(408)	—
Purchases of property, equipment and software	(1,883)	(1,971)
Net cash used in investing activities	(2,291)	(1,971)
Cash flows from financing activities:
Proceeds from public offering of common stock , net of underwriting discounts, commission and offering costs	—	51,975
Repayments on notes payable	(700)	(735)
Proceeds from line of credit	11,800	—
Proceeds from issuance of convertible note	27	—
Proceeds from issuances of common stock under ESPP	—	721
Proceeds from options exercised	250	376
Net cash provided by financing activities	11,377	52,337
Effect of exchange rate changes on cash and cash equivalents	(130)	(157)
Net increase in cash and cash equivalents	5,375	34,628
Cash and cash equivalents, beginning of period	19,475	46,592
Cash and cash equivalents, end of period	$24,850	$81,220
Supplemental disclosures:
Property and equipment purchased and unpaid at period end	$—	$97
Deferred offering costs recorded in accounts payable and accrued liabilities	629	619
Cash paid for interest	122	67

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data and where otherwise noted)

1. The Company and its Significant Accounting Policies

The Company

TubeMogul, Inc., a Delaware corporation (the Company), is an enterprise software company for brand advertising. The Company’s customers include many of the world’s largest brands and their media agencies.

The Company completed a follow-on public offering of common stock in June 2015. The Company sold 3,500,000 shares of its common stock and certain stockholders sold 1,763,246 shares. The shares were sold at a public offering price of $15.75 per share for net proceeds of $52.2 million to the Company, after deducting underwriting discounts and commissions of $2.9 million and before deducting total expenses in connection with this offering of $875.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting, and include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, the Company’s comprehensive income (loss) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2015 or any other period.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include allowances for doubtful accounts and credit memos, useful lives for depreciation and amortization, loss contingencies, valuation of deferred tax assets, provisions for uncertain tax positions, capitalization of software costs, delivery of impressions for campaigns using the Company’s programmatic TV (PTV) solution and assumptions used for valuation of stock-based compensation and convertible preferred stock warrant liability. Actual results could differ from those and other estimates.

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

The following table presents the changes in the allowance for doubtful accounts:

	Year Ended	Six Months Ended
	December 31,	June 30,
	2014	2015
Balance, beginning of period	$(714)	$(1,369)
Additions to allowance	(903)	(593)
Write offs, net of recoveries	248	143
Balance, end of period	$(1,369)	$(1,819)

On a quarterly basis, the amount of revenue that is reserved for credit memos is calculated based on the Company’s historical trends and data specific to each reporting period. The Company reviews the actual credit memos issued in prior quarters as they relate to prior periods and establishes a rate at which credit memos affected revenue in prior periods. The Company then applies the established rate to the current period revenue as a basis for estimating future credit memos related to revenue already recognized.

The following table presents the changes in the allowance for credit memos:

	Year Ended	Six Months Ended
	December 31,	June 30,
	2014	2015
Balance, beginning of period	$—	$(460)
Additions to allowance	(1,875)	(1,302)
Issued credit memos	1,415	1,183
Balance, end of period	$(460)	$(579)

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

The Company had $46,592 and $81,220 of cash and cash equivalents as of December 31, 2014 and June 30, 2015, respectively, which are measured at fair value on a recurring basis. Inputs used in measuring fair value of cash and cash equivalents are categorized as Level 1.

From time to time the Company enters into foreign currency forward contracts to mitigate its exposure to foreign exchange risk. At June 30, 2015 the fair value of these contracts was $234. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates and are categorized as Level 2. Unrealized losses from these contracts were $234 for the three and six months ended June 30, 2015. The Company did not enter into such contracts during the year ended December 31, 2014. Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. The fair value of these contracts are recorded within other current liabilities in the accompanying condensed consolidated balance sheet. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 2015, the Company had forward foreign exchange contracts to buy a total notional value of $20.4 million against various foreign currencies. The Company does not apply hedge accounting to its derivative transactions. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the foreign currency foreign exchange contracts. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure.

Other financial instruments not measured at fair value on the accompanying consolidated balance sheets at December 31, 2014 and June 30, 2015, but which require disclosure of their fair values include accounts receivable, accounts payable, accrued expenses and debt. The estimated fair values of such instruments at December 31, 2014 and June 30, 2015 approximated their carrying values. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

Recent Accounting Pronouncements

In May 2014, FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method. The FASB decided on July 9, 2015 to defer for one year the effective date of the new revenue standard for public and nonpublic entities reporting under GAAP. The FASB also decided to permit entities to early adopt the standard as of the original effective date. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

2. Property, Equipment and Software

Property, equipment and software as of December 31, 2014 and June 30, 2015 consisted of the following:

	December 31,	June 30,
	2014	2015
Computer, software and office equipment	$1,928	$2,287
Capitalized internal use software costs	1,166	2,213
Furniture and fixtures	1,049	1,323
Leasehold improvements	1,043	1,414
	5,186	7,237
Less accumulated depreciation and amortization	(1,284)	(2,139)
Total	$3,902	$5,098

Total depreciation and amortization expense, was $167 and $460 for three months ended June 30, 2014 and 2015, respectively and $308 and $872 for the six months ended June 30, 2014 and 2015, respectively.

3. Accrued Liabilities

Accrued liabilities at December 31, 2014 and June 30, 2015, consisted of the following:

	December 31,	June 30,
	2014	2015
Accrued media costs	$41,436	$35,336
Sales commissions	2,826	2,283
Payroll and related expenses	3,757	4,527
Other accrued expenses	2,419	3,808
	$50,438	$45,954

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through December 31, 2014 and June 30, 2015.

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

On April 18, 2014, the Company entered into an amendment to its amended and restated loan and security agreement dated August 21, 2013. The amendment increased the revolving line of credit to $35.0 million, extended the availability and maturity of the revolving line through April 1, 2016, and added a new $3.0 million equipment term loan facility. The amendment also introduced a new financial covenant that requires the Company meet certain minimum revenue levels. As of June 30, 2015, the Company had available borrowings under the revolving line of credit of $35.0 million. The equipment term loan facility expired as of December 31, 2014 and was not renewed.

The amendment also increased the amount the Company may borrow under the revolving line of credit up to the lesser of (a) $35.0 million, and (b) a borrowing base equal to 80% of eligible accounts receivable (as defined in the agreement), as amended. Advances under the revolving line of credit accrue interest at a floating per annum rate equal to the Western Edition Wall Street Journal prime rate. While the interest rate applicable to outstanding advances under the revolving line of credit did not change under the amendment, the Company is now required to pay a minimum amount of interest equal to the amount of interest that would accrue per quarter on a notional outstanding principal balance of $2.0 million, or $1.0 million if the Company maintains more than $50.0 million in deposits with the lender.

If the combined amount of the Company’s cash on deposit with the lender, plus the availability under the revolving line of credit is less than $10.0 million, then the Company is required to deliver additional reporting, collections on accounts receivable are applied to immediately reduce the outstanding amount of advances under the revolving line, and the lender is allowed to take, in good faith, additional reserves against availability under the revolving line of credit.

Future Payments

Future principal payments of long-term debt as of June 30, 2015 were as follows:

2015 (remaining 6 months)	$629
Total	629
Discount	(2)
Less current portion	(627)
Noncurrent portion of debt	$—

5. Commitments and Contingencies

Lease Commitments

At various dates throughout 2014 and during the six months ended June 30, 2015, the Company entered into leases and subleases for office space. The leases expire at various dates through 2021.

The Company’s commitments for minimum rentals under these leases as of June 30, 2015 are as follows:

Operating
leases
2015 (remaining 6 months)	$1,247
2016	2,034
2017	1,229
2018	879
2019	613
Thereafter	1,063
Total minimum lease payments	$7,065

Rent expense was $546 and $650 for the three months ended June 30, 2014 and 2015, respectively and $1,038 and $1,276 for the six months ended June 30, 2014 and 2015, respectively.

Irrevocable Standby Letters of Credit

In July 2013, the Company entered into an irrevocable standby letter of credit in the amount of $334 for the benefit of its sub landlord. The irrevocable letter of credit automatically renews on its anniversary so long that the sub-lease is still effective. The letter of credit may be canceled prior to the expiration date upon the written request of the beneficiary.

In February 2014, the Company entered into an irrevocable standby letter of credit in the amount of $408 for the benefit of one of its lessors. The irrevocable letter of credit automatically renews on its anniversary so long that the lease is still effective.  The letter of credit may be canceled prior to the expiration date upon the written request of the beneficiary.

The Company is contractually required to keep the letters of credit for the term of the respective leases, therefore, the letters of credit are recorded as restricted cash and are classified as long-term assets on the condensed consolidated balance sheets.

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

In February 2014, the Company’s board of directors and stockholders approved and adopted the TubeMogul, Inc. 2014 Equity Incentive Plan (the 2014 Plan), and the 2014 Plan became effective on July 16, 2014, the day immediately preceding the Company’s initial public offering (IPO). The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other cash-based or stock-based awards. In addition, the 2014 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future. Under the 2014 Plan, shares of common stock are reserved for the issuance of permitted awards to eligible participants. Options granted will generally vest and become exercisable over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. RSUs granted will generally be released from restriction over a four year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter.

The Company initially authorized and reserved a total of 2,500,000 shares of common stock under the 2014 Plan for the grant of permitted awards. This reserve automatically increased on January 1, 2015 by 1,491,894 shares and will continue to increase on each subsequent anniversary through 2024, by an amount equal to the smaller of (a) five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (b) an amount determined by the Company’s board of directors. This reserve may also be increased by up to an additional 4,975,000 shares, to include (a) any shares remaining available for grant under the 2007 Plan at the time of its termination; and (b) shares that would otherwise be returned to the 2007 Plan, upon the expiration or termination of awards granted under that plan.

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

For purposes of the tables below, the 2007 Plan and the 2014 Plan are collectively referred to as the “Plan.” The following table summarizes the Plan’s stock option activity:

		Weighted-	Weighted-		Weighted
		average	average		average
	Outstanding	exercise	grant	Total intrinsic	remaining	Aggregate
	number of	price per	date fair	value of	contractual	intrinsic
	shares	share	value	exercises	life	value
Balance at December 31, 2014	5,166,223	$5.32			7.75	$83,132
Options granted	111,748	14.91	$8.95		—	—
Options exercised	(487,432)	0.77		$6,854	—	—
Options canceled	(53,465)	3.57			—	—
Balance at June 30, 2015	4,737,074	$6.04			7.48	$42,820
Options exercisable and vested at June 30, 2015	2,317,279	$1.91			6.18	$29,076
Options vested and expected to vest at June 30, 2015	4,580,347	$5.88			7.43	$42,038

At June 30, 2015, there was approximately $11.4 million of total unrecognized compensation cost related to unvested options granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 2.16 years at June 30, 2015.

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

The following assumptions were used to calculate the fair value of options for employees:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014	2015
Risk-free interest rate	1.55% to 1.63%	1.8% to 2.0%	1.18% to 1.63%
Dividend yield	— %	— %	— %
Volatility	70%	66% to 67%	70%
Expected term	4.5 to 5.05 years	6.0 to 6.4 years	4.5 to 6.5 years

The following table summarizes the Plan’s RSU activity:

		Weighted-
	Outstanding	Average
	number of	Grant Date
	shares	Fair Value
Balance at December 31, 2014	998,145	$10.99
RSUs granted	779,918	15.06
RSUs released	(160,126)	10.92
RSUs canceled	(155,946)	13.61
Balance at June 30, 2015	1,461,991	$13.52

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At June 30, 2015, there was approximately $18.2 million of total unrecognized compensation cost related to unvested RSUs granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.31 years at June 30, 2015.

The following table summarizes the effects of stock-based compensation in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 31,		June 30,
	2014	2015	2014	2015
	(in thousands)
Research and development	$209	$824	$311	$1,470
Sales and marketing	193	808	333	1,514
General and administrative	230	1,346	404	2,395
Total stock-based compensation	$632	$2,978	$1,048	$5,379

In February 2014, the Company’s board of directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (the ESPP), which became effective on July 17, 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may, in its discretion, modify the terms of offering periods. Due to the timing of the IPO, the first offering period started July 17, 2014 and ended on February 16, 2015. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. During the three months ended June 30, 2015 no shares were purchased under the ESPP. During the six months ended June 30, 2015, 121,153 shares were purchased under the ESPP.

7. Net Income (Loss) per Share

The Company calculates its basic and diluted net income (loss) per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities.

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock, RSUs and preferred and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive as the Company had net losses for the three and six months ended June 30, 2015.

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

The Company’s basic net income per share of common stock is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average shares of common stock outstanding.

Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average shares outstanding, including potentially dilutive shares of common stock assuming the dilutive effect of potential shares of common stock for the period determined using the treasury stock method. For purpose of this calculation, employee stock options to purchase common stock and RSUs of 6.2 million shares and common stock to be purchased under the ESPP of 87,824 shares are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2015, as their effect is antidilutive given that the Company had net losses for these periods.

The numerators and denominators of the basic and diluted EPS computations for the Company’s common stock are calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Basic
Numerator
Net income (loss)	$2,084	$(1,333)	$1,317	$(8,477)
Noncumulative dividends on convertible preferred stock	(891)	—	(1,317)	—
Undistributed earnings allocated to participating securities	(824)	—	—	—
Allocation of distributed earnings attributable to common stockholders	$369	$(1,333)	$—	$(8,477)
Denominator
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	6,939,232	$31,000,371	$6,867,271	$30,515,989
Net income (loss) per share attributable to common stockholders, basic	$0.05	$(0.04)	$—	$(0.28)
Diluted
Numerator
Net income (loss) per share attributable to common stockholders, diluted	$369	$(1,333)	$—	$(8,477)
Denominator
Number of shares used for basic EPS computation	6,939,232	$31,000,371	6,867,271	$30,515,989
Convertible preferred stock	15,510,314	—	15,510,314	—
Employee stock options and RSUs	3,223,621	—	3,213,087	—
ESPP	—	—	—	—
Warrants	93,263	—	93,001	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	25,766,430	31,000,371	25,683,673	30,515,989
Net income (loss) per share attributable to common stockholders, diluted	$0.01	$(0.04)	$—	$(0.28)

8. Employee Benefit Plans

The Company established a 401(k) Profit Sharing Plan (the 401(k) Plan) in 2009, pursuant to which the Company may make a discretionary contribution to the 401(k) Plan each year, allocable to all plan participants. The Company is responsible for administrative expenses of the 401(k) Plan. On January 1, 2015, the Company began matching 25% of the employees’ contributions, subject to vesting conditions, to the 401(k) Plan. The Company contributed $199 and $391 for the three and six months ended June 30, 2015, respectively.

9. Income Taxes

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $92 and $95 for the three months ended June 30, 2014 and 2015, respectively, and $137 and $209 for the six months ended June 30, 2014 and 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the six months ended June 30, 2015, management believes it is more likely than not that the tax benefits of the U.S. and Japan losses incurred during the six months ended June 30, 2015 may not be realized by the end of the 2015 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. and Japan losses incurred during the six months ended June 30, 2015. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, meals and entertainment and state and local minimum and capital taxes. As of June 30, 2015, the Company had no material uncertain tax positions.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the Code), and similar state provisions. Any annual limitation may result in the expiration of net operating losses before utilization.

10. Segment Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reportable segment, which is to design, develop and market software for brand advertising.

11. Subsequent Events

On July 10, 2015, in connection with the Company’s follow-on offering on June 10, 2015, the underwriters partially exercised their over-allotment option to purchase 469,486 shares of common stock.  Net proceeds from partial exercise of the over-allotment option were $7.0 million, after deducting underwriter discounts and commissions and before deducting expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q), and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K (File No. 001-36543). This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

TubeMogul is an enterprise software company for brand advertising. By reducing complexity, improving transparency and leveraging real-time data, our platform enables advertisers to gain greater control of their video advertising spend and achieve their brand advertising objectives.

Our customers can plan, buy, measure and optimize their global video advertising spend from our self-serve platform. By integrating programmatic technologies and disparate sources of inventory within a single platform, we enable our customers to launch sophisticated, scalable video advertising campaigns — onto any digital device — within minutes. Brands use our platform to verify the success and impact of their video advertising campaigns by measuring the audience reached by the campaign, how the audience interacted with their advertisements and the impact the campaign had on the consumer’s perception of the brand. Our platform uses these real-time insights to dynamically optimize spend across digital sources of inventory including digital ad exchanges, supply-side platforms, private marketplaces, ad networks and direct premium publishers. Our platform measures key brand advertising metrics including brand lift, as measured by integrated brand surveys, as well as Gross Rating Points and engagement.

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

Our Platform Services offering allows advertisers who continue to use a traditional RFP process to realize the benefits of our platform without needing to alter their purchasing process. Platform Services arrangements are generally in the form of discrete IOs which are negotiated on a campaign-by-campaign basis. We generate Platform Services revenue by delivering video advertisements based upon our customer’s campaign specifications. Our Platform Services revenue is recognized on a gross basis, meaning that it includes the cost of the media purchased. The gross margin for our Platform Services offering for the year ended December 31, 2014 was 50%.

We believe customers value both our Platform Direct and our Platform Services offerings as Total Spend through our platform has increased from $53.8 million for the year ended December 31, 2012 to $254.3 million for the year ended December 31, 2014, representing a compound annual growth rate, or CAGR, of 117%. Total Spend through our platform increased from $61.1 million for the three months ended June 30, 2014 to $105.0 million for the three months ended June 30, 2015, representing period-over-period growth of 72%. We define Total Spend as the aggregate gross dollar volume that our Platform Direct customers and Platform Services customers spend through our platform, which includes media purchases and our fees. We actively engage with our Platform Services customers to educate them about the benefits of migrating to our Platform Direct offering.

We consider our global capabilities to be a competitive differentiator to global brands and agencies. Campaigns can be executed through our platform in over 70 countries using a single integrated workflow. During 2014, we executed campaigns in over 40 countries and generated 31% of our revenue from customers with billing addresses outside of the United States.

We were incorporated in California in 2007 and reincorporated in Delaware in March 2014. We initially developed video content syndication and video analytics software for publishers and launched our advertiser-focused platform in 2011. For the three months ended June 30, 2014 and 2015, our revenue increased from $28.7 million to $45.4 million, and for the six months ended June 30, 2014 and 2015, our revenue increased from $50.7 million to $75.8 million. For the three months ended June 30, 2014 and 2015, our gross margin decreased from 68% to 66%, and for the six months ended June 30, 2014 and 2015 our gross margin decreased from 70% to 69%. We had net income of $2.1 million and $1.3 for the three and six months ended June 30, 2014, respectively. We had net losses of $1.3 million and $8.5 million for the three and the six months ended June 30, 2015, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
	(in thousands, except for clients)
Key Metrics
Platform Direct Spend	$43,952	$77,404	$79,222	$132,669
Platform Services Spend	17,148	27,614	29,926	43,626
Total Spend	$61,100	$105,018	$109,148	$176,295
Platform Direct revenue	$11,567	$17,826	$20,815	$32,130
Platform Services revenue	17,148	27,614	29,926	43,626
Total revenue	$28,715	$45,440	$50,741	$75,756
Gross profit	$19,607	$30,134	$35,418	$52,147
Gross margin	68%	66%	70%	69%
Adjusted EBITDA	$2,419	$1,836	$2,561	$(1,140)
Number of Platform Direct Clients	283	386	283	386

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

	Years ended				Three Months Ended		Six Months Ended
	December 31,				June 30,		June 30,
	2011	2012	2013	2014	2014	2015	2014	2015
	(unaudited, in thousands)
Platform Direct Revenue	$2,171	$5,433	$19,331	$49,231	$11,567	$17,826	$20,815	$32,130
Plus: Non-GAAP Platform Direct Media Cost	2,143	19,599	54,685	140,017	32,385	59,578	58,407	100,539
Platform Direct Spend	$4,314	$25,032	$74,016	$189,248	$43,952	$77,404	$79,222	$132,669
Platform Services Spend	$13,488	$28,726	$37,883	$65,012	$17,148	$27,614	$29,926	$43,626
Total Spend	$17,802	$53,758	$111,899	$254,260	$61,100	$105,018	$109,148	$176,295

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense, net, provision for income tax, depreciation and amortization expense excluding amortization of internal use software development costs, stock-based compensation expense, foreign exchange gains and losses, both realized and unrealized, loss on extinguishment of convertible notes, and change in fair value of convertible preferred stock warrant liability. We have provided below a reconciliation of Adjusted EBITDA to net income (loss) the most directly comparable GAAP financial measure. Adjusted EBITDA is a key measure used by our management and our board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our board of directors.

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, loss, and our GAAP financial results. The following is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited, in thousands)
Net income (loss)	$2,084	$(1,333)	$1,317	$(8,477)
Interest expense, net	79	23	120	51
Provision for income taxes	92	95	137	209
Depreciation and amortization expense, excluding amortization of internal use software development costs	109	339	199	657
Stock-based compensation expense	632	2,978	1,048	5,379
Foreign exchange (gain) loss	(128)	(266)	(92)	1,041
Change in fair value of convertible preferred stock warrant liability	(449)	—	(168)	—
Adjusted EBITDA	$2,419	$1,836	$2,561	$(1,140)

Number of Platform Direct Clients

We define a Platform Direct Client as a customer that had total aggregate spend of at least $10,000 through our platform during the previous twelve months. For purposes of this definition, all branches or divisions of a customer that operate under its contract with us are considered a single Platform Direct Client. In a limited number of instances in any period, branches or divisions of an advertiser that operate under distinct contracts are each considered a separate Platform Direct Client. For example, of our 333 Platform Direct Clients in 2014, 33 represented distinct operations of 11 global companies, primarily advertising agencies, based in different jurisdictions and with respect to which we have negotiated and managed separate contractual relationships. We believe that our total number of Platform Direct Clients is an important measure of our ability to increase revenue and the effectiveness of our sales force.

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

Sales Leverage Improvement

Our ability to achieve and sustain profitability will depend on our ability to continue to benefit from the operating leverage inherent to our self-serve model. After our initial investments to acquire new Platform Direct clients, we typically generate subsequent revenue from these clients without commensurate increases in sales and marketing expenses.

 Investment in Growth

We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to maintain and enhance our platform, in sales and marketing primarily to acquire new customers and general and administrative expenses to support our growth. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

Market Growth

We expect to benefit from the continued growth in the digital video advertising market but any material change in the growth rate of this market or our access to advertising inventory could affect our performance. The growth of such market may be adversely impacted by a variety of factors including any delays in the shift of video advertising spend from traditional TV to digital channels. In addition, advertising spend is closely tied to the performance of the economy and a downturn in economic conditions could adversely affect the overall advertising market and our operating results.

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

Components of Our Results of Operations

Revenue

We generate revenue from our Platform Direct customers from fees based on a percentage of their media spend through our platform as well as from fees for additional services delivered concurrently such as audience targeting data, ad serving, brand safety, topic targeting and other reporting related services that we offer. We generate revenue from our Platform Services customers by delivering video advertisements based upon a pre-agreed set of fixed objectives with an advertiser or agency. Our Platform Services business is generally priced based upon a cost per thousand impressions, or CPM, or based upon specific campaign specifications such as number of engagements, completed views or on-target impressions.

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

In our Platform Services arrangements, we generally enter into binding insertion orders (IOs) with fixed price commitments which are determined prior to the launch of an advertising campaign. To fulfill these commitments, we purchase advertising inventory on a real-time basis during the course of the advertising campaign period, which may be weeks or months. As a result, we are exposed to market risk that the cost of such inventory to us may be greater than we expected when we entered into the IO or we may benefit from market prices being less than we expected, either of which impact our media costs as a percentage of revenue.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, professional fees and facilities costs. Personnel costs include salaries, bonuses and commissions for sales personnel, stock-based compensation expense and employee benefit costs.

Our research and development expenses consist primarily of personnel costs outsourced engineering costs associated with the ongoing maintenance and development of our platform and related technologies, allocated technical infrastructure costs directly related to research and development activities, such as testing, and other operating costs allocable to engineering activities. We believe that continued investment in our platform is critical to achieving our objectives, and we expect research and development expenses to continue to increase in future periods.

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

Our general and administrative expenses consist primarily of personnel costs associated with our executive, finance, human resources, legal and other administrative personnel, and also include accounting, legal and other professional service fees, facility costs, bad debt expense, depreciation expense and other corporate expenses. We expect to continue to invest in our corporate infrastructure and incur further expenses related to being a public company, including increased accounting and legal costs, investor relations costs, increased insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act. As a result, we anticipate that general and administrative expenses will increase in future periods.

Other Income (Expense), Net

Interest expense, net is related to our term loan and revolving line of credit. Interest expense is expected to fluctuate as we draw on or pay down our revolving line of credit and term debt.

Change in fair value of convertible preferred stock warrant liability is related to a mark to market adjustment associated with a warrant to purchase our preferred stock, all of which was automatically converted into a warrant to purchase shares of common stock as a result of the IPO and was subsequently exercised.

Foreign exchange loss consists of gains and losses on foreign currency translation and loss on change in value of our foreign currency forward contracts. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. dollar, principally the British pound, Canadian dollar, Euro and Australian dollar. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in foreign currency rates.

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes in the U.S. and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry forwards, research and development and other tax credits, we have a full valuation allowance against such assets. We expect to maintain this full valuation allowance in the near term.

Results of Operations

The following table sets forth our condensed consolidated results of operations and our condensed consolidated results of operations as a percentage of total revenue for the periods presented. The period-to-period comparisons of results are not necessarily indicative of future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Revenue:
Platform Direct	11,567	$17,826	$20,815	$32,130
Platform Services	17,148	27,614	29,926	43,626
Total revenue	28,715	45,440	50,741	75,756
Cost of revenue	9,108	15,306	15,323	23,609
Gross profit	19,607	30,134	35,418	52,147
Operating expenses:
Research and development (1)	4,940	9,503	8,748	18,272
Sales and marketing (1)	8,285	13,497	16,214	24,609
General and administrative (1)	4,704	8,615	9,142	16,442
Total operating expenses	17,929	31,615	34,104	59,323
Income (loss) from operations	1,678	(1,481)	1,314	(7,176)
Other (expense) income, net:
Interest expense, net	(79)	(23)	(120)	(51)
Change in fair value of convertible preferred stock warrant liability	449	—	168	—
Foreign exchange gains (loss)	128	266	92	(1,041)
Other income (expense), net	498	243	140	(1,092)
Net income (loss) before income taxes	2,176	(1,238)	1,454	(8,268)
Provision for income taxes	(92)	(95)	(137)	(209)
Net income (loss)	$2,084	$(1,333)	$1,317	$(8,477)

(1)	Stock-based compensation expense included above was as follows:

	Three Months Ended		Six Months Ended
	June 31,		June 30,
	2014	2015	2014	2015
	(in thousands)
Research and development	$209	$824	$311	$1,470
Sales and marketing	193	808	333	1,514
General and administrative	230	1,346	404	2,395
Total stock-based compensation	$632	$2,978	$1,048	$5,379

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015

Revenue:
Platform Direct	40%	39%	41%	42%
Platform Services	60%	61%	59%	58%
Total revenue	100%	100%	100%	100%
Cost of revenue	32%	34%	30%	31%
Gross profit	68%	66%	70%	69%
Operating expenses:
Research and development	17%	21%	17%	24%
Sales and marketing	29%	30%	32%	32%
General and administrative	16%	19%	18%	22%
Total operating expenses	62%	70%	67%	78%
Income (loss) from operations	6%	(3)%	3%	(9)%
Other (expense) income, net:
Interest expense, net	(0)%	(0)%	(0)%	(0)%
Change in fair value of convertible preferred stock warrant liability	2%	0%	0%	0%
Foreign exchange gains (loss)	0%	1%	0%	(1)%
Other income (expense), net	2%	1%	0%	(1)%
Net income (loss) before income taxes	8%	(3)%	3%	(11)%
Provision for income taxes	(0)%	(0)%	(0)%	(0)%
Net income (loss)	8%	(3)%	3%	(11)%

Comparison of the Three and Six Months Ended June 30, 2014 and 2015

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
Platform Direct	$11,567	$17,826	$6,259	54%	$20,815	$32,130	$11,315	54%
Platform Services	17,148	27,614	10,466	61%	29,926	43,626	13,700	46%
Total revenue	$28,715	$45,440	$16,725	58%	$50,741	$75,756	$25,015	49%

Revenue increased by $16.7 million, or 58%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Platform Direct revenue increased by $6.3 million, or 54%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Platform Direct revenue from Platform Direct customers who were customers during the three months ended June 30, 2014 contributed $0.9 million of the growth. Platform Direct revenue from Platform Direct customers who spent with us during the three months ended June 30, 2015 that did not spend with us during the three months ended June 30, 2014 contributed $5.3 million of the growth. Platform Services revenue increased by $10.5 million, or 61%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the three months ended June 30, 2015 that did not spend with us during the three months ended June 30, 2014.

Revenue increased by $25.0 million, or 49%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Platform Direct revenue increased by $11.3 million, or 54%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Platform Direct revenue from Platform Direct customers who were customers during the six months ended June 30, 2014 contributed $3.5 million of the growth. Platform Direct revenue from Platform Direct customers who spent with us during the six months ended June 30, 2015 that did not spend with us during the six months ended June 30, 2014 contributed $7.8 million of the growth. Platform Services revenue increased by $13.7 million, or 46%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the six months ended June 30, 2015 that did not spend with us during the six months ended June 30, 2014.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
Cost of revenue	$9,108	$15,306	$6,198	68%	$15,323	$23,609	$8,286	54%
Gross profit	19,607	30,134	10,527	54%	35,418	52,147	16,729	47%
Gross margin	68%	66%			70%	69%

Cost of revenue increased $6.2 million, or 68%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to a $5.8 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased by $0.4 million, or 94%, for the three months ended June 30, 2015. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $11.2 million and $8.4 million for the three months ended June 30, 2014 to $17.1 million and $13.0 million for the three months ended June 30, 2015, respectively. Gross margin decreased to 66% for the three months ended June 30, 2015 compared to 68% for the three months ended June 30, 2014, primarily due to Platform Direct accounting for 39% of total revenue as compared to 40% in the comparable period and a decrease in Platform Services gross margin.

Cost of revenue increased $8.3 million, or 54%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to a $7.7 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased by $0.6 million, or 68%, for the six months ended June 30, 2015. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $20.1 million and $15.3 million for the six months ended June 30, 2014 to $31.0 million and $21.2 million for the six months ended June 30, 2015, respectively. Gross margin decreased to 69% for the six months ended June 30, 2015 compared to 70% for the six months ended June 30, 2014, primarily due to a decrease in Platform Services gross margin.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
Research and development	$4,940	$9,503	$4,563	92%	$8,748	$18,272	$9,524	109%
Percent of revenue	17%	21%			17%	24%

Research and development expense increased by $4.6 million, or 92%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to an increase in personnel costs of $3.4 million, related to a 70% increase in headcount, as of June 30, 2015, which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development effort, and additional technical infrastructure costs of $1.5 million due to growth in the business. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities.

Research and development expense increased by $9.5 million, or 109%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to an increase in personnel costs of $6.8 million, related to a 70% increase in headcount, as of June 30, 2015, which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development efforts, and additional technical infrastructure costs of $2.9 million due to growth in the business. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
Sales and marketing	$8,285	$13,497	$5,212	63%	$16,214	$24,609	$8,395	52%
Percent of revenue	29%	30%			32%	32%

Sales and marketing expense increased by $5.2 million, or 63%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to an increase in personnel costs of $3.4 million, related to an increase in headcount to support our revenue growth, and an increase in marketing expenses of $1.5 million. The increase in personnel costs was primarily due to a 54% increase in sales and marketing headcount as of June 30, 2015.

Sales and marketing expense increased by $8.4 million, or 52%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to an increase in personnel costs of $5.8 million, related to an increase in headcount to support our revenue growth, and an increase in marketing expenses of $2.1 million. The increase in personnel costs was primarily due to a 54% increase in sales and marketing headcount as of June 30, 2015.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
General and administrative	$4,704	$8,615	$3,911	83%	$9,142	$16,442	$7,300	80%
Percent of revenue	16%	19%			18%	22%

General and administrative expense increased by $3.9 million, or 83%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to an increase in personnel costs of $2.8 million, related to a 40% increase in headcount to support our growth and our reporting obligations as a public company as of June 30, 2015, including additions of several senior administrative and accounting personnel, an increase in facility costs of $0.6 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel and an increase in professional and business fees of $0.4 million due to increased external legal, accounting and audit services to support our operations as a public company.

General and administrative expense increased by $7.3 million, or 80%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to an increase in personnel costs of $4.9 million, related to a 40% increase in headcount to support our growth and our reporting obligations as a public company as of June 30, 2015, including additions of several senior administrative and accounting personnel, an increase in facility costs of $1.2 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel, and an increase in professional and business fees of $0.9 million due to increased external legal, accounting and audit services to support our operations as a public company.

Other Income (Expense), Net

The change in other income (expenses), net was primarily due to foreign currency exchange gains or losses and the change in value of our foreign currency forward contracts.

Provision for Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2014 and 2015 primarily relates to state taxes and taxes due in foreign jurisdictions.

Liquidity and Capital Resources

Since our incorporation in March 2007, we have financed our operations and capital expenditures through private sales of convertible preferred stock, lines of credit, term debt and proceeds from our public offerings. Net proceeds from our public offerings were $99.0 million, after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offerings of $4.2 million.

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving line of credit. As of June 30, 2015, we had cash and cash equivalents of $81.2 million and borrowing capacity of $35 million under our revolving line of credit. As of June 30, 2015 we had no outstanding borrowings under the revolving line of credit or equipment loan facility. This equipment term loan facility expired as of December 31, 2014 and was not renewed. We believe that our existing cash and cash equivalents together with the revolving line of credit will be sufficient to meet our working capital requirements for at least the next 12 months and the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Form 10-Q entitled “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2014	2015
	(in thousands)
Net cash used in operating activities	$(3,581)	$(15,581)
Net cash used in investing activities	(2,291)	(1,971)
Net cash provided by financing activities	11,377	52,337
Effects of exchange rate on cash and cash equivalents	(130)	(157)
Increase in cash and cash equivalents	$5,375	$34,628

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in Total Spend by customers using our platform. Cash used in operating activities has typically been due to net loss, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and changes in our operating assets and liabilities as we grow our business. In periods of high growth, our working capital needs may become greater as we remit payment for media purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from our customers. Our average days sales outstanding, or DSO, was 91 days and our average days payable outstanding, or DPO, were 78 days for 2014. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. While we typically experience slow payment by advertising agencies, as is common in our industry, we have historically experienced minimal accounts receivable write-offs.

Cash used in operating activities in the six months ended June 30, 2014 was $3.6 million, due to net income of $1.3 million and the $7.7 million effect of changes in operating assets and liabilities, offset by non-cash expenses totaling $2.8 million. The net change in working capital was due to an increase in accounts receivable of $19.8 million related to the increase in Total Spend and a net decrease of $13.2 million in accounts payable and accrued liabilities related to an increase in purchases of media and other liabilities to support the growth of the business.

Cash used in operating activities in the six months ended June 30, 2015 was $15.6 million, due to net loss of $8.5 million, offset by non-cash expenses totaling $8.4 million, and the $15.4 million effect of changes in operating assets and liabilities. The net change in working capital was due to an increase in accounts receivable of $32.3 million related to the increase in Total Spend and a net decrease of $16.9 million in accrued liabilities and accounts payable related to an increase in purchase of media and other liabilities to support the growth of the business.

We expect cash used by operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used by investing activities in the six months ended June 30, 2014 was $2.3 million, primarily due to purchase of property and equipment and an increase in restricted cash due to issuance of a letter of credit to secure our lease. Cash used in investing activities in the six months ended June 30, 2015 was $2.0 million, primarily due to purchase of property and equipment.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2014 was $11.4 million, primarily due to the borrowings under the revolving line of credit. Cash provided by financing activities in the six months ended June 30, 2015 was $52.3 million, primarily due to net proceeds from the follow-on public offering of $52.0 million, net of underwriting discounts, commission and offering costs paid for during the period, the issuance of common stock under the ESPP and option exercises of $1.1 million, offset by $0.7 million of repayments of notes payable.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

Credit Facilities

As of June 30, 2015, the total outstanding amount of the term loan was $0.6 million and no further amounts were available to be drawn under that facility. This loan bears interest at a fixed annual rate of interest of 4.75%, and we are required to make equal monthly payments of principal plus accrued interest through November 1, 2015, when the loan matures and is due and payable. As of June 30, 2015, we had no outstanding borrowings under the revolving line of credit.

The amended and restated loan and security agreement with Silicon Valley Bank provides for approximately $3.2 million term loan and a $35.0 million revolving line of credit. The agreement includes a financial covenant that requires that we meet certain minimum revenue levels.

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

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, capitalized software development costs, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Foreign Currency Exchange Risk

We have limited foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the Canadian dollar, the British pound and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. As our international operations expand, our operating results may be more exposed to fluctuations in the exchange rates of the currencies in which we do business. We use derivative financial instruments to reduce foreign currency exchange risks. We use foreign currency forward contracts to partially mitigate the impact of fluctuations in cash and accounts receivable balances denominated in foreign currency. We do not use these contracts for speculative or trading purposes, nor are they designated as hedges. These contracts typically have a maturity of one month, and we record gains and losses from these instruments in other income (expense), net.

As of June 30, 2015, we had forward foreign exchange contracts to buy $20.4 million against various foreign currencies.

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $32.8 million as of June 30, 2015. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, we may not be able to sustain this rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

Our revenue growth will depend, in part, on our ability to acquire new customers, gain a larger amount of our existing customers’ advertising spend, continue to innovate and develop new technologies, features and functionality, extend our global footprint and increase our share of and compete successfully in new, growing video advertising markets, and we may fail to do so. A variety of factors outside of our control could affect our revenue growth, including changes in spend budgets of advertisers and the timing and size of their spend. Decisions by advertisers to delay or reduce their advertising spending or divert spending away from video advertising could slow our revenue growth or reduce our revenue. Our success in implementing our strategy of migrating customers from our Platform Services offering to our Platform Direct offering could also slow our revenue growth as we recognize a higher amount of revenue from the same amount of spend associated with our Platform Services offering than with our Platform Direct offering. You should not consider our recent growth rate in revenue as indicative of our future growth.

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

In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	fluctuations in demand for our platform, including seasonal variations in our customers’ advertising spend;

•	the level of advertising spend managed through our platform for a particular quarter and the mix between spend managed through our Platform Direct offering and Platform Services offering;

•	budgeting cycles and changes in video advertising budgets of and spending by our customers;

•	the length and associated unpredictability of our sales cycle;

•	the timing and amount of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and amount of investment in the development of new technologies, and features and functionality of our platform;

•	changes in the availability or price of advertising inventory;

•	the timing and success of changes in our offerings or those of our competitors;

•	changes in our pricing or pricing of our competitors’ solutions and changes in the pricing of video advertising generally;

•	network outages or security breaches or the perception that our platform or customer or consumer data is not secure and any associated expenses;

•	delay between our payments for advertising inventory purchased through our platform and our subsequent collection of fees from our customers related to that inventory;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

•	changes in government regulation applicable to our industry;

•	foreign currency exchange rate fluctuations; and

•	general economic and political conditions in our domestic and international markets.

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

The market for video software-based advertising solution for brands is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The substantial majority of our revenue has been derived from customers that purchase digital video advertising through our platform either on a self-serve basis or with us executing campaigns for them. We expect that spend on video advertising will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will depend largely on increasing video advertising spend through our platform. The market for digital video advertising is an emerging market and today advertisers generally devote a smaller portion of their advertising budgets to digital video advertising than to traditional advertising methods, such as TV, newspapers, radio and billboards. Our current and potential customers may find digital video advertising to be less effective than other brand advertising methods, and they may reduce their spending on digital video advertising as a result. To date, digital advertising has been primarily for performance-based advertising, or relatively simple display advertising such as banner ads on websites and, until recently, was principally focused on online channels such as desktops. Emerging channels such as mobile and social media are unproven and may not develop into viable channels. The future growth of our business could be constrained by both the level of acceptance and expansion of digital video advertising as a format and emerging digital video advertising channels, including mobile video, connected TV, social video and TV formats such as video on demand, as well as the continued use and growth of existing channels. To date, nearly all of our revenue has been derived from advertising served to desktops. Even if these new channels become widely adopted, advertisers may not increase their advertising spend through platforms such as ours. If the market for digital video advertising deteriorates, develops more slowly than we expect or the shift from traditional advertising methods to digital video advertising does not continue, or there is a reduction in demand for video advertising caused by weakening economic conditions, decreases in corporate spending, perception that video advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business.

We have recently added the capability to buy linear television advertising using our platform. The market for software-based solutions for linear television advertising is new and unproven. Our current and potential customers may find software-based solutions for linear television advertising purchasing to be less effective than traditional methods, and they may determine not to utilize such solutions. The future growth of our business could be constrained by both the level of acceptance and expansion of the market for software-based solutions for linear television advertising. If the market for software-based solutions for linear television advertising develops more slowly than we expect, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business.

We may not be able to compete successfully against current and future competitors.

We operate in a rapidly evolving and highly competitive market, subject to changing technology, branding objectives and customer demands and with many companies providing competing solutions. We compete primarily with companies developing solutions to automate the purchase of video advertising impressions across multiple sources of inventory. We also compete with other companies that address certain aspects of the online video advertising market, including demand-side platforms and video-focused ad networks, and in-house tools and custom solutions currently used by brand advertisers and their agencies and by publishers to manage advertising activities. In addition, we compete for advertising spend with large entities that offer video advertising services as part of a larger solution for digital media buying. In the future, we may compete with companies developing comprehensive marketing platforms. Other companies that offer analytics, mediation, exchange or other third-party specific technologies may also compete with us. As our platform evolves and we introduce new technologies, features and functionality of our platform, we may become subject to additional competition. Some of our current and prospective competitors in the broader digital advertising market have substantially greater resources and longer histories than us in the digital advertising space, may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. These companies could develop and offer new solutions that directly compete with ours or leverage their position to make changes to their existing platforms that could be disadvantageous to our competitive position. We expect competition to increase with changes in the competitive dynamics of our industry, including increasing consolidation among our competitors, customers and partners.

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

•	competitors could reduce the prices they charge to brand advertisers and agencies;

•	companies may enter our market by expanding their platforms or acquiring a competitor; and

•	companies marketing search, social, display, mobile or web analytics services could bundle video advertising solutions or offer such products at a lower price as part of a larger product sale.

In addition, many of our current and potential competitors, such as Google, AOL and Adobe, have greater customer relationships and financial, marketing and technical resources than we do, allowing them to leverage a larger customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products, services and solutions, including products that may be based on new technologies or standards, than we can. Some of these large competitors also have substantial proprietary video advertising inventory that may provide them with competitive advantages, including far greater access to Internet user data, the ability to significantly influence pricing for video advertising inventory and the ability to control access to proprietary inventory. If our competitors’ solutions become more accepted than our solution, our competitive position will be impaired and we may not be able to increase our revenue or may experience decreased gross margins.

We may not be able to compete successfully against current and future competitors. If we cannot compete successfully, our business, results of operations and financial condition could be negatively impacted.

If we are successful at increasing adoption of our self-serve platform, we may become dependent on a limited number of customers for a large portion of our revenue, which could impact the predictability of our revenue and adversely impact our results of operations.

As and to the extent our self-serve platform is adopted by major brands and other large advertisers, we may become more dependent upon a limited number of customers for a larger portion of our revenue. Since large advertisers tend to spend a much greater amount on advertising campaigns than our typical customers have in the past, it would be difficult to maintain our revenue growth rate without increases in spending from these customers. It also would be difficult to replace any revenue generated by these customers to the extent they lower their spend through our platform. Accordingly, if our revenue concentration increases and our largest customers do not generate revenue at the levels or within the timeframes that we expect, our ability to maintain or increase our revenue and meet our quarterly guidance will be adversely affected. Additionally, larger customers often seek to gain greater pricing concessions which can adversely impact our results of operations.

A substantial portion of our business is sourced through advertising agencies that do not pay us until they receive payment from the brand, therefore increasing the length of time between our payment for media inventory and our receipt of payment for use of our platform, and our ability to collect for non-payment may be limited to the brand, increasing our risk of non-payment.

Substantially all of our Platform Services revenue and a substantial majority of our Platform Direct revenue is sourced through advertising agencies. We contract with advertising agencies as an agent for the brand. We remit payment for media inventory purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from them as the advertising agency does not pay us for use of our platform until it has received payment from the brand. This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 91 days, and average days payable outstanding, or DPO, of 78 days for 2014. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. Many of our contracts with advertising agencies provide that if the brand does not pay the agency, the agency is not liable to us, and we must seek payment solely from the brand. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with brands directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated brand advertiser base. Any write-offs for bad debt could have a material adverse effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

Our business depends in part on advertising agencies and their holding companies as intermediaries, and this may adversely affect our ability to attract and retain business.

For 2014, over 4,000 brands executed campaigns through our platform, directly or through an agency. Many brands rely upon advertising agencies in planning and purchasing advertising. Although we maintain relationships with brands, we often do not contract with them directly. In cases where we do not have a direct contractual relationship with the brand, we sell to advertising agencies that utilize our advertising solutions on behalf of their customers. Each advertising agency allocates advertising spend from brands across numerous channels and has no obligation to work with us as it embarks on video advertising campaigns. Accordingly, if we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the brands represented by that agency. If the advertising agency is owned by a holding company, this risk is magnified because we also risk losing business from the other agencies owned by such holding company and the brand advertisers those agencies represent. In addition, customer relationships with holding company media trading desks may adversely affect our business with advertising agencies affiliated with the holding company because some holding companies may seek to consolidate media buying to one trading desk and restrict their affiliated advertising agencies from relationships with providers that have a direct relationship with the trading desk. Because advertising agencies act as intermediaries for multiple brands, our customer base is more concentrated than might be reflected by the number of brands that use our platform. In addition, these intermediary relationships may impede our brand-building efforts, making it more difficult for us to achieve widespread brand awareness that is critical for broad customer adoption of our platform.

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

We increased our number of full-time employees from 57 as of December 31, 2011 to 487 as of June 30, 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources as these personnel are integrated into and become productive within our organization. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow to offset our investment in research and development and sales and marketing. Maintaining and growing a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. In this regard we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Seasonal fluctuations in video advertising spend impact our results of operations and cash flows.

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

We operate in a dynamic market characterized by rapidly changing technologies and industry and legal standards. The introduction of new video advertising solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new video advertising industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing platform and to continually introduce or acquire new technologies and features and functionality demanded by the market we serve. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Any new solution, product or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet evolving customer requirements, our business and operating results will be adversely affected.

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

Our business depends in part on our ability to continue to successfully manage and enter into successful strategic relationships with third parties. We currently have and are seeking to establish new relationships with third parties to develop integrations with complementary technologies, sources of inventory, such as Google, and data vendors such as Nielsen. For example, in order for customers to target ads in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data regarding Internet user behavior and reports with demographic information regarding Internet users. We depend on various third parties to provide this audience data and demographic reporting. Maintaining and expanding our strategic relationships with third parties is critical to our continued success. Further, our relationships with these third parties are typically non-exclusive and do not prohibit the other party from working with our competitors, and in some cases our business partners also offer products or services that compete with ours, which makes these relationships more complicated and may over time lead to changes in our relationship including our loss of access to certain inventory or data supplied by these partners. These relationships may not result in additional customers or enable us to generate significant revenue and a change in these relationships could result in loss of revenue. Identifying suitable business partners and negotiating, documenting and maintaining relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully execute campaigns, compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

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

Furthermore, as the number of competing intermediaries that purchase advertising inventory from Real Time Bidding or  RTB exchanges and that utilize advertising solutions providers continues to increase, intermediaries or their bidding processes may favor other bidders and we may not be able to compete successfully for advertising inventory available on RTB exchanges. Even if our bids are successful, the inventory may be of low quality or misrepresented to us, despite our attempts to prevent fraud and conduct quality assurance checks on inventory and we could be subject to liability and our business could be harmed.

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

As of June 30, 2015, we had offices in nine countries outside the United States, and as we continue to expand our customer base outside the United States, our business is increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We currently have foreign sales and accounts receivable denominated in multiple currencies including Australian dollars, British pounds, Canadian dollars, Euros and Singapore dollars. In addition, we purchase advertising in local currencies and incur a portion of our operating expenses in the currencies of the countries where we have offices. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in currency exchange rates. We face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue from international operations would be adversely affected. Our operating results could be negatively impacted depending on the amount of cost of revenue or operating expense denominated in foreign currencies. As exchange rates vary and our mix of U.S. and foreign currency denominated transactions or expenses changes, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. Beginning in the quarter ended June 30, 2015, we use foreign currency forward contracts to mitigate a portion of our foreign currency exposure.  However, these derivative contracts may be limited in the protection they provide us from exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the contracts and potential accounting implications.  Additionally, our hedging activities rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and operating results and could contribute to increased losses as a result of volatility in the foreign currency market.

Unfavorable conditions in the global economy could limit our ability to grow our business and negatively affect our operating results.

Revenue growth and potential profitability of our business depends on the level of video advertising spend in the markets we serve. To the extent that weak economic conditions cause our customers and potential customers to freeze or reduce their advertising budgets, particularly those for digital video advertising, demand for our platform may be negatively affected. Historically, economic downturns have resulted in overall reductions in advertising spend. If economic conditions deteriorate or do not materially improve, our customers and potential customers may elect to decrease their advertising budgets or defer or reconsider software and service purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

Government regulation may increase the costs of doing business online. Federal, state, municipal and foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, and regulations covering user privacy, data security, technologies such as cookies that are used to collect, store or process data, video advertising online, the use of data to inform advertising, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual Internet users. Although we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store IP addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. For instance, the Children’s Online Privacy Protection Act, or COPPA, imposes requirements on website operators and online services that are aimed at children under the age of 13 years of age. COPPA was recently amended to require notice and parental consent to include persistent identifiers for behavioral advertising and other tracking across websites. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect, restrict our ability to use identifiers to collect information, and, thus, affect our ability to collect data, the costs of doing business online, and affect the demand for our platform, the ability to expand or operate our business, and harm our business.

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

In addition, data security is of increasing concern to U.S., state and foreign regulators and, as a result, the legal standards for data security and the consequences for violating those standards continue to evolve and the threat posed by cyber-attacks and data breaches continues to grow. While we take measures to protect the security of information that we collect, use, and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective.

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

Any forecasts of market growth that we have provided or may provide in the future may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in video advertising and other markets, may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees; and

•	use of resources that are needed in other parts of our business; and use of substantial portions of our available cash to consummate the acquisition.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2015, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Businesses Act of 2012, or the JOBS Act. We have in the past discovered significant deficiencies in our internal control over financial reporting and have sought to address and remediate such control deficiencies as we have discovered them. As we have not conducted an evaluation of the effectiveness of our internal control over financial reporting, we may have undiscovered material weaknesses. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities, which could require additional financial and management resources.

We incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we now incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and The Nasdaq Stock Market, or NASDAQ, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements will continue to increase our legal and financial compliance costs and has and will increasingly make some activities more time consuming and costly. Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

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

As of June 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Factors that could cause fluctuations in the trading price of our common stock include:

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

•	press releases or other public announcements by us or others, including our filings with the SEC;

•	changes in the market perception of software-based video advertising solutions generally or in the effectiveness of our platform in particular;

•	announcements of technological innovations, new applications, features, functionality or enhancements to products, services or solutions by us or by our competitors;

•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	announcements regarding litigation involving us;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	our entry into new markets;

•	regulatory developments in the United States or foreign countries;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float; and

•	any other factors discussed in this Form 10-Q.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts cover us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Substantial future sales of shares by our stockholders could negatively affect our stock price.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales might occur or if there is a large number of shares of our common stock available for sale, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2015, we have 34,106,603 shares of common stock outstanding. Our shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for (1) any shares held by our affiliates as defined in Rule 144 under the Securities Act, and (2) approximately 18.6 million shares, which are subject to a 90-day lock-up agreement subsequent to our recent follow-on offering completed in June 2015.

As of June 30, 2015, holders of an aggregate of approximately 10.9 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of common stock that we have issued upon the exercise of outstanding stock options and RSUs, and that we may in the future issue, under our equity compensation plans. These can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

Furthermore, certain of our executive officers have adopted, and other employees, executive officers or directors may in the future adopt written plans, known as “Rule 10b5-1 Plans,” under which they have contracted, or may in the future contract, with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales of substantial amounts of our common stock in the public market, including, but not limited to sales made by our employees, executive officers and directors pursuant to Rule 10b5-1 Plans, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The concentration of our common stock ownership with our executive officers, directors and affiliates will limit your ability to influence corporate matters.

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate, approximately 53% of our outstanding common stock as of June 30, 2015. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

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

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds

On July 17, 2014, the SEC declared our Registration Statement on Form S-1 (File No. 333-194817) effective for our initial public offering.  On June 10, 2015, the SEC declared our Registration Statement on Form S-1 (File No. 333-204629) effective for our follow-on offering. There have been no material changes in our use of the proceeds from our initial public offering and follow-on public offering as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUBEMOGUL, INC.
By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2015
By:	/s/ Paul Joachim
Paul Joachim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 11, 2015

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.