Form 10-Q
period 2015-09-30
TUBEMOGUL INC
filed 2015-11-12
CIK 1449278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. As of November 3, 2015, the registrant had 35,047,910 shares of common stock, $0.001 par value per share, outstanding.

Report Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TUBEMOGUL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	September 30,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$46,592	$83,992
Accounts receivable, net	88,457	126,615
Prepaid expenses and other current assets	2,322	4,688
Total current assets	137,371	215,295
Property, equipment and software, net	3,902	7,283
Other assets	1,434	1,498
Total assets	$142,707	$224,076
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,087	$44,111
Accrued liabilities	50,438	49,309
Note payable, net of discount	1,362	1,251
Other current liabilities	578	1,035
Total current liabilities	71,465	95,706
Deferred rent	601	810
Total liabilities	72,066	96,516
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000 shares authorized as of December 31, 2014 and September 30, 2015; 0 shares outstanding as of December 31, 2014 and September 30, 2015	—	—
Common stock; $0.001 par value; 200,000 shares authorized as of December 31, 2014 and September 30, 2015; 29,838 and 34,988 shares issued and outstanding as of December 31, 2014 and September 30, 2015, respectively	30	35
Additional paid-in capital	94,013	163,303
Accumulated deficit	(23,285)	(35,516)
Accumulated other comprehensive loss	(117)	(262)
Total stockholders’ equity	70,641	127,560
Total liabilities and stockholders’ equity	$142,707	$224,076

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenue:
Platform Direct	$12,114	$17,895	$32,929	$50,025
Platform Services	15,306	28,590	45,232	72,216
Total revenue	27,420	46,485	78,161	122,241
Cost of revenue	8,255	15,338	23,578	38,947
Gross profit	19,165	31,147	54,583	83,294
Operating expenses:
Research and development	5,287	10,931	14,035	29,203
Sales and marketing	8,783	13,466	24,997	38,075
General and administrative	5,583	9,731	14,725	26,173
Total operating expenses	19,653	34,128	53,757	93,451
(Loss) Income from operations	(488)	(2,981)	826	(10,157)
Other (expense) income, net:
Interest expense, net	(63)	(6)	(183)	(57)
Change in fair value of convertible preferred stock warrant liability	—	—	168	—
Foreign exchange loss, net	(1,102)	(719)	(1,010)	(1,760)
Other expense, net	(1,165)	(725)	(1,025)	(1,817)
Net loss before income taxes	(1,653)	(3,706)	(199)	(11,974)
Provision for income taxes	(64)	(48)	(201)	(257)
Net loss	$(1,717)	$(3,754)	$(400)	$(12,231)
Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.11)	$(0.03)	$(0.38)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	29,059	34,679	14,346	31,919

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net loss	$(1,717)	$(3,754)	$(400)	$(12,231)
Other comprehensive loss:
Foreign currency translation adjustments	17	(12)	(113)	(145)
Comprehensive loss	$(1,700)	$(3,766)	$(513)	$(12,376)

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(400)	$(12,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549	1,426
Gain on change in value of convertible preferred stock warrant liability	(168)	—
Provision for doubtful accounts	526	1,100
Provision for credit memos	1,173	2,139
Stock-based compensation expense	1,836	8,813
Changes in operating assets and liabilities:
Accounts receivable	(20,745)	(41,397)
Payments of costs related to initial public offering	(3,349)	—
Prepaid expenses and other current assets	(1,313)	(2,366)
Other assets	75	(64)
Accounts payable	15,179	23,658
Accrued liabilities	(8,576)	(1,129)
Deferred rent	440	209
Deferred revenue	846	457
Net cash used in operating activities	(13,927)	(19,385)
Cash flows from investing activities:
Increase in restricted cash	(408)	—
Purchases of property, equipment and software	(2,819)	(3,441)
Net cash used in investing activities	(3,227)	(3,441)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts, commission and offering costs	46,791	58,333
Repayments on notes payable	(1,057)	(1,111)
Proceeds from line of credit	11,800	1,000
Repayment of line of credit	(11,800)	—
Proceeds from issuances of common stock from options exercised and under ESPP	275	2,149
Net cash provided by financing activities	46,009	60,371
Effect of exchange rate changes on cash and cash equivalents	(131)	(145)
Net increase in cash and cash equivalents	28,724	37,400
Cash and cash equivalents, beginning of period	19,475	46,592
Cash and cash equivalents, end of period	$48,199	$83,992
Supplemental disclosures:
Property and equipment purchased and unpaid at period end	$179	$1,366
Cash paid for interest	71	95
Conversion of preferred stock warrants to common stock warrants	516	—

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data and where otherwise noted)

1. The Company and its Significant Accounting Policies

The Company

TubeMogul, Inc., a Delaware corporation (the Company), is an enterprise software company for brand advertising. The Company’s customers include many of the world’s largest brands and their media agencies.

The Company completed a follow-on public offering of common stock in June 2015. The Company sold 3,500,000 shares of its common stock and certain stockholders sold 1,763,246 shares. The shares were sold at a public offering price of $15.75 per share for net proceeds of $52.2 million to the Company, after deducting underwriting discounts and commissions of $2.9 million and before deducting total expenses in connection with this offering of $875. On July 10, 2015, in connection with the Company’s public follow-on offering of common stock on June 10, 2015, the underwriters partially exercised their over-allotment option and purchased 469,486 shares of common stock for net proceeds of $7.0 million.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting, and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include allowances for doubtful accounts and credit memos, useful lives for depreciation and amortization, loss contingencies, valuation of deferred tax assets, provisions for uncertain tax positions, capitalization of software costs, delivery of impressions for campaigns using the Company’s programmatic TV (PTV) solution and assumptions used for valuation of stock-based compensation. Actual results could differ from those and other estimates.

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

The following table presents the changes in the allowance for doubtful accounts:

	Year Ended	Nine Months Ended
	December 31,	September 30,
	2014	2015
Balance, beginning of period	$(714)	$(1,369)
Additions to allowance	(903)	(1,100)
Write offs, net of recoveries	248	512
Balance, end of period	$(1,369)	$(1,957)

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

The following table presents the changes in the allowance for credit memos:

	Year Ended	Nine Months Ended
	December 31,	September 30,
	2014	2015
Balance, beginning of period	$—	$(460)
Additions to allowance	(1,875)	(2,139)
Issued credit memos	1,415	1,924
Balance, end of period	$(460)	$(675)

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

The Company had $45,908 and $57,501 of cash equivalents as of December 31, 2014 and September 30, 2015, respectively, which are measured at fair value on a recurring basis. Inputs used in measuring fair value of cash equivalents are categorized as Level 1.

From time to time the Company enters into foreign currency forward contracts to mitigate its exposure to foreign exchange risk.  The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates and are categorized as Level 2. Realized gains from these contracts were $634 and $400 for the three and nine months ended September 30, 2015, respectively. The Company did not enter into such contracts during the year ended December 31, 2014. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 2015, the Company had forward foreign exchange contracts to buy a total notional value of $20 million against various foreign currencies. The Company does not apply hedge accounting to its derivative transactions. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the foreign currency foreign exchange contracts. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure.

Other financial instruments not measured at fair value on the accompanying consolidated balance sheets at December 31, 2014 and September 30, 2015, but which require disclosure of their fair values include accounts receivable, accounts payable, accrued liabilities and debt. The estimated fair values of such instruments at December 31, 2014 and September 30, 2015 approximated their carrying values. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

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

2. Property, Equipment and Software

Property, equipment and software as of December 31, 2014 and September 30, 2015 consisted of the following:

	December 31,	September 30,
	2014	2015
Computer, software and office equipment	$1,928	$3,697
Capitalized internal use software costs	1,166	2,928
Furniture and fixtures	1,049	1,916
Leasehold improvements	1,043	1,452
	5,186	9,993
Less accumulated depreciation and amortization	(1,284)	(2,710)
Total	$3,902	$7,283

Total depreciation and amortization expense, was $240 and $554 for three months ended September 30, 2014 and 2015, respectively and $549 and $1,426 for the nine months ended September 30, 2014 and 2015, respectively.

3. Accrued Liabilities

Accrued liabilities at December 31, 2014 and September 30, 2015, consisted of the following:

	December 31,	September 30,
	2014	2015
Accrued media costs	$41,436	$38,554
Sales commissions	2,826	2,609
Payroll and related expenses	3,757	4,494
Other accrued expenses	2,419	3,652
	$50,438	$49,309

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through December 31, 2014 and September 30, 2015.

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

On April 18, 2014, the Company entered into an amendment to its amended and restated loan and security agreement dated August 21, 2013. The amendment increased the revolving line of credit to $35.0 million, extended the availability and maturity of the revolving line through April 1, 2016, and added a new $3.0 million equipment term loan facility. The amendment also introduced a new financial covenant that requires the Company meet certain minimum revenue levels. As of September 30, 2015, the Company had available borrowings under the revolving line of credit of $34.0 million. The equipment term loan facility expired as of December 31, 2014 and was not renewed.

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

If the combined amount of the Company’s cash on deposit with the lender, plus the availability under the revolving line of credit is less than $10.0 million, then the Company is required to deliver additional reporting, collections on accounts receivable are applied to immediately reduce the outstanding amount of advances under the revolving line, and the lender is allowed to take, in good faith, additional reserves against availability under the revolving line of credit. As of September 30, 2015, the Company was not in compliance with a covenant requiring it to maintain 80% of its cash in accounts with the lender. A waiver was obtained and the Company rectified its non-compliance on October 30, 2015.

As of September 30, 2015, the Company had $1.0 million of outstanding borrowings under the revolving line of credit.

Future Payments

Future principal payments of long-term debt and line of credit as of September 30, 2015 were as follows:

2015 (remaining 3 months)	$1,251
Total	1,251
Less current portion	(1,251)
Noncurrent portion of debt	$—

5. Commitments and Contingencies

Lease Commitments

At various dates throughout 2014 and during the nine months ended September 30, 2015, the Company entered into leases and subleases for office space. The leases expire at various dates through 2021.

The Company’s commitments for minimum rentals under these leases as of September 30, 2015 are as follows:

Operating
leases
2015 (remaining 3 months)	$601
2016	2,076
2017	1,209
2018	875
2019	613
Thereafter	1,063
Total minimum lease payments	$6,437

Rent expense was $644 and $692 for the three months ended September 30, 2014 and 2015, respectively and $1,681 and $1,968 for the nine months ended September 30, 2014 and 2015, respectively.

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

Purchase Commitments

In August 2015, the Company entered into a commitment to purchase media from a single supplier in the amount of $7.5 million to $15 million, depending on the type of media purchased. These purchases can be made at any time from February 15, 2015 through September 30, 2016.

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

For purposes of the tables below, the 2007 Plan and the 2014 Plan are collectively referred to as the “Plan.” The following table summarizes the Plan’s stock option activity:

		Weighted-	Weighted-		Weighted
		average	average		average
	Outstanding	exercise	grant	Total intrinsic	remaining	Aggregate
	number of	price per	date fair	value of	contractual	intrinsic
	shares	share	value	exercises	life	value
Balance at December 31, 2014	5,166	$5.32			7.75	$83,132
Options granted	112	14.91	$8.95
Options exercised	(718)	0.81		$9,326
Options canceled	(62)	3.69
Balance at September 30, 2015	4,498	$6.30			7.34	$27,846
Options exercisable and vested at September 30, 2015	2,271	$2.38			6.16	$19,725
Options vested and expected to vest at September 30, 2015	4,371	$6.16			7.30	$27,461

At September 30, 2015, there was approximately $9.4 million of total unrecognized compensation cost related to unvested options granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.92 years at September 30, 2015.

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

The following assumptions were used to calculate the fair value of options for employees:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2015
Risk-free interest rate	1.8% to 2.0%	1.18% to 1.63%
Dividend yield	— %	— %
Volatility	66% to 67%	70%
Expected term	6.0 to 6.4 years	4.5 to 6.5 years

The following table summarizes the Plan’s RSU activity:

		Weighted-
	Outstanding	Average
	number of	Grant Date
	shares	Fair Value
Balance at December 31, 2014	998	$10.99
RSUs granted	1,467	14.76
RSUs released	(265)	11.52
RSUs canceled	(224)	13.73
Balance at September 30, 2015	1,976	$13.86

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At September 30, 2015, there was approximately $22.5 million of total unrecognized compensation cost related to unvested RSUs granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.31 years at September 30, 2015.

The following table summarizes the effects of stock-based compensation in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Research and development	$283	$1,043	$594	$2,513
Sales and marketing	244	1,058	577	2,572
General and administrative	261	1,333	665	3,728
Total stock-based compensation	$788	$3,434	$1,836	$8,813

In February 2014, the Company’s board of directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (the ESPP), which became effective on July 17, 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may, in its discretion, modify the terms of offering periods. Due to the timing of the IPO, the first offering period started July 17, 2014 and ended on February 16, 2015. Subsequent offering periods begin on February 17 and August 17 and end on August 16 and February 16, respectively. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. During the three months ended September 30, 2015, 89 shares were purchased under the ESPP. During the nine months ended September 30, 2015, 210 shares were purchased under the ESPP.

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

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, RSUs and shares to be issued under the ESPP are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive as the Company had net losses for the three months ended September 30, 2014 and 2015, and for the nine months ended September 30, 2014 and 2015.

The following table sets forth the computation of net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Net Loss	$(1,717)	$(3,754)	$(400)	$(12,231)
Weighted-average shares used in computing basic and diluted net loss per share	29,059	34,679	14,346	31,919
Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.03)	$(0.38)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Employee stock options	3,965	4,498	3,965	4,498
RSUs	748	1,976	748	1,976
ESPP	124	122	124	122
Total	4,837	6,596	4,837	6,596

8. Employee Benefit Plans

The Company established a 401(k) Profit Sharing Plan (the 401(k) Plan) in 2009, pursuant to which the Company may make a discretionary contribution to the 401(k) Plan each year, allocable to all plan participants. The Company is responsible for administrative expenses of the 401(k) Plan. On January 1, 2015, the Company began matching 25% of the employees’ contributions, subject to vesting conditions, to the 401(k) Plan. The Company contributed $210 and $601 for the three and nine months ended September 30, 2015, respectively.

9. Income Taxes

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $64 and $48 for the three months ended September 30, 2014 and 2015, respectively, and $201 and $257 for the nine months ended September 30, 2014 and 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the nine months ended September 30, 2015, management believes it is more likely than not that the tax benefits of the U.S. and Japan losses incurred during the nine months ended September 30, 2015 may not be realized by the end of the 2015 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. and Japan losses incurred during the nine months ended September 30, 2015. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, meals and entertainment and state and local minimum and capital taxes. As of September 30, 2015, the Company had no material uncertain tax positions.

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

11. Subsequent Events

In October 2015, the Company entered into an irrevocable standby letter of credit in the amount of $821 for the benefit of its landlord. The irrevocable letter of credit automatically renews on its anniversary so long that the sub-lease is still effective. The letter of credit may be canceled prior to the expiration date upon the written request of the beneficiary.

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

Our Platform Direct offering allows advertisers to run self-serve campaigns eliminating the often complex and inefficient request for proposal (RFP) process through which digital media is typically bought. Platform Direct customers enter into master service agreements with us that enable them to execute all of their campaigns under the agreement without the need for campaign-by-campaign insertion orders, or IOs. We generate Platform Direct revenue by charging our customers a utilization fee that is a percentage of media spend as well as fees for additional features offered through our platform. Because Platform Direct customers have control of the media purchasing decisions through our platform, our Platform Direct revenue is recognized on a net basis, meaning that it only includes our fees and not the cost of media purchased. The gross margin for our Platform Direct offering for the year ended December 31, 2014 was 97%.

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

We believe customers value both our Platform Direct and our Platform Services offerings as Total Spend through our platform has increased from $53.8 million for the year ended December 31, 2012 to $254.3 million for the year ended December 31, 2014, representing a compound annual growth rate, or CAGR, of 117%. Total Spend through our platform increased from $62.5 million for the three months ended September 30, 2014 to $103.4 million for the three months ended September 30, 2015, representing period-over-period growth of 65%. We define Total Spend as the aggregate gross dollar volume that our Platform Direct customers and Platform Services customers spend through our platform, which includes media purchases and our fees. We actively engage with our Platform Services customers to educate them about the benefits of migrating to our Platform Direct offering.

We consider our global capabilities to be a competitive differentiator to global brands and agencies. Campaigns can be executed through our platform in over 70 countries using a single integrated workflow. During 2014, we executed campaigns in over 40 countries and generated 31% of our revenue from customers with billing addresses outside of the United States.

We were incorporated in California in 2007 and reincorporated in Delaware in March 2014. We initially developed video content syndication and video analytics software for publishers and launched our advertiser-focused platform in 2011. For the three months ended September 30, 2014 and 2015, our revenue increased from $27.4 million to $46.5 million, and for the nine months ended September 30, 2014 and 2015, our revenue increased from $78.2 million to $122.2 million. For the three months ended September 30, 2014 and 2015, our gross margin decreased from 70% to 67%, and for the nine months ended September 30, 2014 and 2015 our gross margin decreased from 70% to 68%. We had net losses of $1.7 million and $0.4 for the three and nine months ended September 30, 2014, respectively. We had net losses of $3.8 million and $12.2 million for the three and the nine months ended September 30, 2015, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
	(in thousands, except for clients)
Key Metrics
Platform Direct Spend	$47,239	$74,836	$126,461	$207,505
Platform Services Spend	15,306	28,590	45,232	72,216
Total Spend	$62,545	$103,426	$171,693	$279,721
Platform Direct revenue	$12,114	$17,895	$32,929	$50,025
Platform Services revenue	15,306	28,590	45,232	72,216
Total revenue	$27,420	$46,485	$78,161	$122,241
Gross profit	$19,165	$31,147	$54,583	$83,294
Gross margin	70%	67%	70%	68%
Adjusted EBITDA	$472	$849	$3,034	$(293)
Number of Platform Direct Clients	308	424	308	424

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

	Years ended				Three Months Ended		Nine Months Ended
	December 31,				September 30,		September 30,
	2011	2012	2013	2014	2014	2015	2014	2015
	(unaudited, in thousands)
Platform Direct Revenue	$2,171	$5,433	$19,331	$49,231	$12,114	$17,895	$32,929	$50,025
Plus: Non-GAAP Platform Direct Media Cost	2,143	19,599	54,685	140,017	35,125	56,941	93,532	157,480
Platform Direct Spend	$4,314	$25,032	$74,016	$189,248	$47,239	$74,836	$126,461	$207,505
Platform Services Spend	$13,488	$28,726	$37,883	$65,012	$15,306	$28,590	$45,232	$72,216
Total Spend	$17,802	$53,758	$111,899	$254,260	$62,545	$103,426	$171,693	$279,721

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, loss, and our GAAP financial results. The following is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(1,717)	$(3,754)	$(400)	$(12,231)
Interest expense, net	63	6	183	57
Provision for income taxes	64	48	201	257
Depreciation and amortization expense, excluding amortization of internal use software development costs	172	396	372	1,051
Stock-based compensation expense	788	3,434	1,836	8,813
Foreign exchange loss	1,102	719	1,010	1,760
Change in fair value of convertible preferred stock warrant liability	—	—	(168)	—
Adjusted EBITDA	$472	$849	$3,034	$(293)

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

Factors Affecting Our Performance

We believe that the continued growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

Retention of and Growth in Spend by Existing Customers

Our future revenue is dependent upon our ability to retain our existing customers and to gain a larger amount of their advertising spend through both our Platform Direct and Platform Services offerings. In particular, our year-over-year growth in Total Spend has been driven by an increase in spend by our existing Platform Direct customers. Of our 25 largest Platform Direct Clients by Platform Direct Spend in 2013, 23 or 92% were also Platform Direct Clients in 2014. Of our 50 largest Platform Direct Clients by Platform Direct Spend in 2013, 47 or 94% were also Platform Direct Clients in 2014. For 2014, 78% of our Platform Direct Spend was from customers that first transacted through our Platform Direct offering in 2011, 2012 or 2013.

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

Cost of Revenue

Cost of revenue is comprised primarily of media costs. Media costs consist of advertising impressions we purchase from advertising sources of inventory in connection with our Platform Services offering. We typically pay for these impressions on a CPM basis. Cost of revenue also includes technical infrastructure costs which include the cost of internal and third-party servers and related services, internet access costs and amortization of internal use software development costs on revenue-producing technologies. Technical infrastructure costs represented 5% of our cost of revenue for the year ended December 31, 2014. After giving effect to the allocation of these costs between our Platform Direct revenue (in respect of which it is the largest component of cost of revenue) and Platform Services revenue based upon the amount of media purchases through each service, our gross margin for Platform Direct revenue and Platform Services revenue was 97% and 50%, respectively, for the year ended December 31, 2014. We anticipate that cost of revenue will increase in absolute dollars as our revenue increases, but will decrease as a percentage of revenue if we achieve our objective of increasing our Platform Direct revenue as a percentage of our total revenue. We also expect that over time our Platform Services gross margins will decrease and our Platform Direct gross margins will remain relatively stable.

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

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, professional fees and facilities costs. Personnel costs include employee salaries and bonuses, commissions for sales personnel, stock-based compensation expense and employee benefit costs.

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

Foreign exchange loss consists of gains and losses on foreign currency translation and the change in value of our foreign currency forward contracts. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. dollar, principally the Australian dollar, British pound, Canadian dollar and Euro. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in foreign currency exchange rates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Revenue:
Platform Direct	$12,114	$17,895	$32,929	$50,025
Platform Services	15,306	28,590	45,232	72,216
Total revenue	27,420	46,485	78,161	122,241
Cost of revenue	8,255	15,338	23,578	38,947
Gross profit	19,165	31,147	54,583	83,294
Operating expenses:
Research and development (1)	5,287	10,931	14,035	29,203
Sales and marketing (1)	8,783	13,466	24,997	38,075
General and administrative (1)	5,583	9,731	14,725	26,173
Total operating expenses	19,653	34,128	53,757	93,451
(Loss) Income from operations	(488)	(2,981)	826	(10,157)
Other (expense) income, net:
Interest expense, net	(63)	(6)	(183)	(57)
Change in fair value of convertible preferred stock warrant liability	—	—	168	—
Foreign exchange loss, net	(1,102)	(719)	(1,010)	(1,760)
Other expense, net	(1,165)	(725)	(1,025)	(1,817)
Net loss before income taxes	(1,653)	(3,706)	(199)	(11,974)
Provision for income taxes	(64)	(48)	(201)	(257)
Net loss	$(1,717)	$(3,754)	$(400)	$(12,231)

(1)	Stock-based compensation expense included above was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
Research and development	$283	$1,043	$594	$2,513
Sales and marketing	244	1,058	577	2,572
General and administrative	261	1,333	665	3,728
Total stock-based compensation	$788	$3,434	$1,836	$8,813

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Revenue:
Platform Direct	44%	38%	42%	41%
Platform Services	56%	62%	58%	59%
Total revenue	100%	100%	100%	100%
Cost of revenue	30%	33%	30%	32%
Gross profit	70%	67%	70%	68%
Operating expenses:
Research and development (1)	19%	24%	18%	24%
Sales and marketing (1)	32%	29%	32%	31%
General and administrative (1)	20%	21%	19%	21%
Total operating expenses	72%	73%	69%	76%
(Loss) Income from operations	(2)%	(6)%	1%	(8)%
Other (expense) income, net:
Interest expense, net	(0)%	(0)%	(0)%	(0)%
Change in fair value of convertible preferred stock warrant liability	0%	0%	0%	0%
Foreign exchange loss, net	(4)%	(2)%	(1)%	(1)%
Other expense, net	(4)%	(2)%	(1)%	(1)%
Net loss before income taxes	(6)%	(8)%	(0)%	(10)%
Provision for income taxes	(0)%	(0)%	(0)%	(0)%
Net loss	(6)%	(8)%	(1)%	(10)%

Comparison of the Three and Nine Months Ended September 30, 2014 and 2015

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
Platform Direct	$12,114	$17,895	$5,781	48%	$32,929	$50,025	$17,096	52%
Platform Services	15,306	28,590	13,284	87%	45,232	72,216	26,984	60%
Total revenue	$27,420	$46,485	$19,065	70%	$78,161	$122,241	$44,080	56%

Revenue increased by $19.1 million, or 70%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Platform Direct revenue increased by $5.8 million, or 48%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Platform Direct revenue from Platform Direct customers who were customers during the three months ended September 30, 2014 contributed $1.3 million of the growth. Platform Direct revenue from Platform Direct customers who spent with us during the three months ended September 30, 2015 that did not spend with us during the three months ended September 30, 2014 contributed $4.5 million of the growth. Platform Services revenue increased by $13.3 million, or 87%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the three months ended September 30, 2015 that did not spend with us during the three months ended September 30, 2014.

Revenue increased by $44.1 million, or 56%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Platform Direct revenue increased by $17.1 million, or 52%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Platform Direct revenue from Platform Direct customers who were customers during the nine months ended September 30, 2014 contributed $6.6 million of the growth. Platform Direct revenue from Platform Direct customers who spent with us during the nine months ended September 30, 2015 that did not spend with us during the nine months ended September 30, 2014 contributed $10.5 million of the growth. Platform Services revenue increased by $27.0 million, or 60%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the nine months ended September 30, 2015 that did not spend with us during the nine months ended September 30, 2014.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
Cost of revenue	$8,255	$15,338	$7,083	86%	$23,578	$38,947	$15,369	65%
Gross profit	19,165	31,147	11,982	63%	54,583	83,294	28,711	53%
Gross margin	70%	67%			70%	68%

Cost of revenue increased $7.1 million, or 86%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to a $6.7 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased by $0.4 million, or 70%, for the three months ended September 30, 2015. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $11.7 million and $7.5 million for the three months ended September 30, 2014 to $17.1 million and $14.0 million for the three months ended September 30, 2015, respectively. Gross margin decreased to 67% for the three months ended September 30, 2015 compared to 70% for the three months ended September 30, 2014, primarily due to Platform Services accounting for 62% of total revenue as compared to 56% in the comparable period.

Cost of revenue increased $15.4 million, or 65%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to a $14.4 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs increased by $1.0 million, or 69%, for the nine months ended September 30, 2015. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased from $31.8 million and $22.8 million for the nine months ended September 30, 2014 to $48.1 million and $35.2 million for the nine months ended September 30, 2015, respectively. Gross margin decreased to 68% for the nine months ended September 30, 2015 compared to 70% for the nine months ended September 30, 2014, primarily due to a decrease in Platform Services gross margin from 50% to 49%.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
Research and development	$5,287	$10,931	$5,644	107%	$14,035	$29,203	$15,168	108%
Percent of revenue	19%	24%			18%	24%

Research and development expense increased by $5.6 million, or 107%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to an increase in personnel costs of $3.6 million, related to a 50% increase in headcount, as of September 30, 2015, which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development effort, and additional technical infrastructure costs of $1.5 million due to growth in the business. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities.

Research and development expense increased by $15.2 million, or 108%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to an increase in personnel costs of $10.5 million, related to a 50% increase in headcount, as of September 30, 2015, which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development efforts, and additional technical infrastructure costs of $4.4 million due to growth in the business. The increase in technical infrastructure costs was attributable to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs necessary to support our increased research and development related activities.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
Sales and marketing	$8,783	$13,466	$4,683	53%	$24,997	$38,075	$13,078	52%
Percent of revenue	32%	29%			32%	31%

Sales and marketing expense increased by $4.7 million, or 53%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to an increase in personnel costs of $4.4 million, related to a 40% increase in headcount to support our revenue growth.

Sales and marketing expense increased by $13.1 million, or 52%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to an increase in personnel costs of $10.5 million, related to a 40% increase in headcount to support our revenue growth, and an increase in marketing expenses of $2.2 million related to the increase in the number of marketing events.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(in thousands except percentages)				(in thousands except percentages)
General and administrative	$5,583	$9,731	$4,148	74%	$14,725	$26,173	$11,448	78%
Percent of revenue	20%	21%			19%	21%

General and administrative expense increased by $4.1 million, or 74%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to an increase in personnel costs of $2.5 million, related to a 38% increase in headcount as of September 30, 2015, including additions of several senior administrative and accounting personnel to support our continued growth and our reporting obligations as a public company, an increase in facility costs of $0.6 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel and an increase of $0.5 million due to increased bad debt reserve due to increased account receivables resulting from the increase in revenue.

General and administrative expense increased by $11.4 million, or 78%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to an increase in personnel costs of $7.5 million, related to a 38% increase in headcount as of September 30, 2015, including additions of several senior administrative and accounting personnel to support our growth and our reporting obligations as a public company, an increase in facility costs of $1.8 million as we opened new offices and expanded some of our existing facilities to accommodate our increase in personnel, an increase in professional and business fees of $1.3 million due to increased external legal, accounting and audit services to support our operations as a public company and an increase of $0.6 million due to increased bad debt reserve related to higher levels of  receivables outstanding and increased revenue.

Other Expenses, Net

The change in other expenses, net was primarily due to foreign currency exchange gains or losses and the change in value of our foreign currency forward contracts.

Provision for Income Taxes

Our provision for income taxes for the three and nine months ended September 30, 2014 and 2015 primarily relates to state taxes and taxes due in foreign jurisdictions.

Liquidity and Capital Resources

Since our incorporation in March 2007, we have financed our operations and capital expenditures through private sales of convertible preferred stock, lines of credit, term debt and proceeds from our public offerings. Net proceeds from our public offerings were $106.0 million, after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offerings of $4.2 million.

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving line of credit. As of September 30, 2015, we had cash and cash equivalents of $83.9 million and borrowing capacity of $34 million under our revolving line of credit. As of September 30, 2015 we had $1 million of borrowings under the revolving line of credit. We believe that our existing cash and cash equivalents together with the revolving line of credit will be sufficient to meet our working capital requirements for at least the next 12 months and the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Form 10-Q entitled “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2014	2015
	(in thousands)
Net cash used in operating activities	$(13,927)	$(19,385)
Net cash used in investing activities	(3,227)	(3,441)
Net cash provided by financing activities	46,009	60,371
Effects of exchange rate on cash and cash equivalents	(131)	(145)
Increase in cash and cash equivalents	$28,724	$37,400

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

Cash used in operating activities in the nine months ended September 30, 2014 was $13.9 million, due to net loss of $0.4 million and the $17.4 million reduction in operating assets and liabilities, offset by non-cash expenses totaling $3.9 million. The net change in working capital was due to an increase in accounts receivable of $20.7 million related to the increase in Total Spend and a net increase of $6.6 million in accounts payable and accrued liabilities related to an increase in purchases of media and other liabilities to support the growth of the business.

Cash used in operating activities in the nine months ended September 30, 2015 was $19.4 million, due to net loss of $12.2 million, offset by non-cash expenses totaling $13.5 million, and the $20.6 million effect of changes in operating assets and liabilities. The net change in working capital was due to an increase in accounts receivable of $41.4 million related to the increase in Total Spend and a net increase of $22.5 million in accrued liabilities and accounts payable related to an increase in purchase of media and other liabilities to support the growth of the business.

We expect cash used by operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used by investing activities in the nine months ended September 30, 2014 was $3.2 million, primarily due to purchase of property and equipment and an increase in restricted cash due to issuance of a letter of credit to secure our lease.

Cash used in investing activities in the nine months ended September 30, 2015 was $3.4 million, primarily due to purchase of property and equipment.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2014 was $46.0 million, primarily due to the proceeds from the IPO of $46.8 million, net of underwriting discounts, commission and offering costs paid for during the period.

Cash provided by financing activities in the nine months ended September 30, 2015 was $60.4 million, primarily due to net proceeds from the follow-on public offering of $58.3 million, net of underwriting discounts, commission and offering costs paid for during the period, the issuance of common stock under the ESPP and option exercises of $2.1 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

Contractual Obligations and Commitments

On August 31, 2015, we entered into a commitment to purchase media in the amount of $7.5 million to $15 million, depending on the type of media purchased. These purchases can be made at any time from February 15, 2015 through September 30, 2016.

Credit Facilities

As of September 30, 2015, the total outstanding amount of the term loan was $0.3 million and no further amounts were available to be drawn under that facility. This loan bears interest at a fixed annual rate of interest of 4.75%, and we are required to make equal monthly payments of principal plus accrued interest through November 1, 2015, when the loan matures and is due and payable. As of September 30, 2015, we had $1.0 million of outstanding borrowings under the revolving line of credit.

The amended and restated loan and security agreement with Silicon Valley Bank provides for approximately $3.2 million term loan and a $34.0 million revolving line of credit. The agreement includes a financial covenant that requires that we meet certain minimum revenue levels.

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

Foreign Currency Exchange Risk

We have limited foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the Canadian dollar, the British pound and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and trade payables that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. As our international operations expand, our operating results may be more exposed to fluctuations in the exchange rates of the currencies in which we do business. We use derivative financial instruments to reduce foreign currency exchange risks. We use foreign currency forward contracts to partially mitigate the impact of fluctuations in cash and accounts receivable balances denominated in foreign currency. We do not use these contracts for speculative or trading purposes, nor are they designated as hedges. These contracts typically have a maturity of one month, and we record gains and losses from these instruments in other income (expense), net.

As of September 30, 2015, we had forward foreign exchange contracts to buy $20 million against various foreign currencies.

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $35.5 million as of September 30, 2015. We may not achieve profitability in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, we may not be able to sustain this rate of revenue growth. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

The substantial majority of our revenue has been derived from customers that purchase digital video advertising through our platform either on a self-serve basis or with us executing campaigns for them. We expect that spend on video advertising will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will depend largely on increasing video advertising spend through our platform. The market for digital video advertising is an emerging market and today advertisers generally devote a smaller portion of their advertising budgets to digital video advertising than to traditional advertising methods, such as TV, newspapers, radio and billboards. Our current and potential customers may find digital video advertising to be less effective than other brand advertising methods, and they may reduce their spending on digital video advertising as a result. To date, digital advertising has been primarily for performance-based advertising, or relatively simple display advertising such as banner ads on websites and, until recently, was principally focused on online channels such as desktops. Emerging channels such as mobile and social media are unproven and may not develop into viable channels. The future growth of our business could be constrained by both the level of acceptance and expansion of digital video advertising as a format and emerging digital video advertising channels, including mobile video, connected TV, social video and TV formats such as video on demand, as well as the continued use and growth of existing channels. To date, our revenue has been primarily derived from advertising served to desktops. Even if these new channels become widely adopted, advertisers may not increase their advertising spend through platforms such as ours. If the market for digital video advertising deteriorates, develops more slowly than we expect or the shift from traditional advertising methods to digital video advertising does not continue, or there is a reduction in demand for video advertising caused by weakening economic conditions, decreases in corporate spending, perception that video advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business.

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

We increased our number of full-time employees from 57 as of December 31, 2011 to 532 as of September 30, 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources as these personnel are integrated into and become productive within our organization. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow to offset our investment in research and development and sales and marketing. Maintaining and growing a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. In this regard we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

As of September 30, 2015, we had offices in nine countries outside the United States, and as we continue to expand our customer base outside the United States, our business is increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

As of September 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and significant stockholders, or the perception that these sales might occur or if there is a large number of shares of our common stock available for sale, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2015, we have 35 million shares of common stock outstanding. Our shares of common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

As of September 30, 2015, holders of an aggregate of approximately 10.9 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of common stock that we have issued upon the exercise of outstanding stock options and RSUs, and that we may in the future issue, under our equity compensation plans. These can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate, approximately 50% of our outstanding common stock as of September 30, 2015. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

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

TUBEMOGUL, INC.
By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2015
By:	/s/ Paul Joachim
Paul Joachim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2015

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.