Form 10-Q
period 2016-03-31
TUBEMOGUL INC
filed 2016-05-10
CIK 1449278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. As of April 29, 2016, the registrant had 35,759,820 shares of common stock, $0.001 par value per share, outstanding.

Report Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TUBEMOGUL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$83,758	$83,439
Accounts receivable, net	147,628	159,899
Prepaid expenses and other current assets	5,123	3,752
Total current assets	236,509	247,090
Property, equipment and software, net	10,646	8,585
Restricted cash	1,563	1,563
Other assets	1,614	1,495
Total assets	$250,332	$258,733
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,140	$47,346
Accrued liabilities	66,432	74,927
Revolving line of credit	6,050	2,050
Other current liabilities	2,429	1,701
Total current liabilities	120,051	126,024
Other liabilities	951	746
Note payable, net of current portion	2,140	1,787
Total liabilities	123,142	128,557
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000 shares authorized and 0 outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock; $0.001 par value; 200,000 shares authorized and 35,694 and 35,344 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	35	35
Additional paid-in capital	172,670	167,316
Accumulated deficit	(45,272)	(37,016)
Accumulated other comprehensive loss	(243)	(159)
Total stockholders’ equity	127,190	130,176
Total liabilities and stockholders’ equity	$250,332	$258,733

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue:
Platform Direct	$20,671	$14,304
Platform Services	21,409	16,012
Total revenue	42,080	30,316
Cost of revenue	11,669	8,303
Gross profit	30,411	22,013
Operating expenses:
Research and development	12,566	8,769
Sales and marketing	16,188	11,112
General and administrative	10,276	7,827
Total operating expenses	39,030	27,708
Loss from operations	(8,619)	(5,695)
Other income (expense), net:
Interest income (expense), net	13	(28)
Foreign exchange gain (loss), net	544	(1,307)
Other income (expense), net	557	(1,335)
Net loss before income taxes	(8,062)	(7,030)
Provision for income taxes	(194)	(114)
Net loss	$(8,256)	$(7,144)

Basic and diluted net loss per share	$(0.23)	$(0.24)
Basic and diluted weighted-average shares used to compute net loss per share	35,516	30,026

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(8,256)	$(7,144)
Other comprehensive loss:
Foreign currency translation adjustments	(84)	(93)
Comprehensive loss	$(8,340)	$(7,237)

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(8,256)	$(7,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849	412
Provision for doubtful accounts	(251)	79
Provision for sales allowances	428	558
Stock-based compensation expense	4,059	2,401
Changes in operating assets and liabilities:
Accounts receivable	12,094	1,273
Prepaid expenses and other current assets	(1,371)	(406)
Other assets	(119)	(45)
Accounts payable	(1,269)	4,605
Accrued liabilities	(8,495)	(11,671)
Other current and noncurrent liabilities	661	592
Net cash used in operating activities	(1,670)	(9,346)
Cash flows from investing activities:
Purchases of property, equipment and software	(3,847)	(843)
Net cash used in investing activities	(3,847)	(843)
Cash flows from financing activities:
Proceeds from term loan	840	—
Repayment of note payable and convertible note	(215)	(366)
Proceeds from revolving line of credit	4,000	—
Proceeds from issuances of common stock from the exercise of options and ESPP	1,295	911
Net cash provided by financing activities	5,920	545
Effect of exchange rate changes on cash and cash equivalents	(84)	(93)
Net increase (decrease) in cash and cash equivalents	319	(9,737)
Cash and cash equivalents, beginning of period	83,439	46,592
Cash and cash equivalents, end of period	$83,758	$36,855
Supplemental disclosures:
Equipment purchases included in accounts payable	$278	$177
Cash paid for income taxes	$236	$34

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data and where otherwise noted)

(Unaudited)

1. The Company and its Significant Accounting Policies

The Company

TubeMogul, Inc., a Delaware corporation (the Company), provides software for brand advertising. The Company’s customers include many of the world’s largest brands and their media agencies. The Company is headquartered in Emeryville, California and has offices in several other locations in the U.S. and internationally including in Kyiv, London, Paris, Sao Paulo, Shanghai, Singapore, Sydney, Tokyo and Toronto.

Principles of Consolidation and Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting, and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, the Company’s comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2016 or any other period.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these condensed consolidated financial statements include allowances for doubtful accounts, reserves for sales allowances, useful lives for depreciation and amortization, loss contingencies, valuation of deferred tax assets, provisions for uncertain tax positions, capitalization of software costs, delivery of impressions for campaigns using the Company’s programmatic TV (PTV) solution and assumptions used for valuation of stock-based compensation. Actual results could differ from those and other estimates.

Accounts Receivable

Accounts receivable are stated at net realizable value. The Company recognizes allowances for estimated bad debt and sales allowances in the period in which the related sale is recorded. Allowances for bad debts are estimated based on the Company’s historical write-off experience and an assessment of customer-specific circumstances including, aged balances, payment history, changes in payment terms, and other customer-specific information which may provide an indication that account balances are not collectible. Accounts receivable are written off when no future collection is possible.

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

The following table presents the changes in the allowance for doubtful accounts:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2016	2015
Balance, beginning of period	$(2,110)	$(1,369)
Reductions (additions) to allowance	251	(1,287)
Write offs, net of recoveries	152	546
Balance, end of period	$(1,707)	$(2,110)

The Company established a reserve for sales allowances during the year ended December 31, 2014. Sales allowances primarily relate to credit memos issued for billing discrepancies and customer concessions, and are estimated using a combination of specifically identified potential claims and estimated amounts which are derived from actual historical experience. The allowance is recorded as a reduction to revenue in the consolidated statement of operations and accounts receivable on the consolidated balance sheets.

The following table presents the changes in sales allowances:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2016	2015

Balance, beginning of period	$(875)	$(460)
Additions to allowance	(428)	(3,244)
Issued sales allowances	537	2,829
Balance, end of period	$(766)	$(875)

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

The Company had $73,681 and $72,416 of cash equivalents as of March 31, 2016 and December 31, 2015, respectively, which are measured at fair value on a recurring basis. Inputs used in measuring fair value of cash equivalents are categorized as Level 1.

From time to time the Company enters into foreign currency forward contracts to mitigate its exposure to foreign exchange risk.  The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates and are categorized as Level 2. Realized gains from these contracts were insignificant for the three months ended March 31, 2016. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2016, the Company had forward foreign exchange contracts to buy a total notional value of $15.3 million against various foreign currencies. The Company does not apply hedge accounting to its derivative transactions. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the foreign currency foreign exchange contracts. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure.

Other financial instruments not measured at fair value on the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015, but which require disclosure of their fair values, include accounts receivable, accounts payable, accrued liabilities and debt. The estimated fair values of such instruments at March 31, 2016 and December 31, 2015 approximated their carrying values due to being short term in nature. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

There were no assets measured using Level 3 inputs at March 31, 2016.

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

Recent Accounting Pronouncements

Standard	Description	Planned Date of Adoption	Effects on the Consolidated Financial Statements
Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (ASU 2016-08)

ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

		January 1, 2018	The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718), (ASU 2016-09)

ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

		January 1, 2017	The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
Accounting Standards Update 2016-02, Leases, (ASU 2016-02)

ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The amendments in this Update are effective for fiscal years beginning after December 15, 2018.

January 1, 2019

The requirements should be applied on a modified retrospective basis and the updated standard will be effective for the Company in the first quarter of 2020. The Company expects that the impact of the adoption of this standard will result in the recognition of a lease asset and lease liability for those operating leases in effect at the date of adoption however, the Company is still in the process of determining the full extent the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, (ASU 2014-09)

ASU 2014-09 clarifies existing accounting literature relating to how and when a company recognizes revenue. The updated standard will replace most existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP) when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB decided on July 9, 2015 to defer for one year the effective date of the new revenue standard for public and nonpublic entities reporting under GAAP. The FASB also decided to permit entities to early adopt the standard, for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

		January 1, 2018	The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

2. Property, Equipment and Software

Property, equipment and software consisted of the following:

	March 31,	December 31,
	2016	2015
Computer, software and office equipment	$4,730	$4,509
Capitalized internal use software costs	4,639	3,587
Furniture and fixtures	2,111	1,821
Leasehold improvements	3,683	2,336
	15,163	12,253
Less accumulated depreciation and amortization	(4,517)	(3,668)
Total	$10,646	$8,585

Total depreciation and amortization expense was $849 and $412 for three months ended March 31, 2016 and 2015, respectively.

3. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
Accrued media costs	$55,722	$61,040
Sales commissions	2,501	3,776
Payroll and related expenses	4,785	6,314
Other accrued expenses	3,424	3,797
Total	$66,432	$74,927

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through March 31, 2016 and December 31, 2015.

4. Debt Obligations

	March 31,	December 31,
	2016	2015
Short-term debt and current portion of long-term debt
Revolving credit facility	$6,050	$2,050
Current portion of long-term debt:
Term loan	1,120	848
Total current	$7,170	$2,898
Long-term debt
Term loan	$3,260	$2,635
Less: current portion of long-term debt:	1,120	848
Total noncurrent	$2,140	$1,787

Revolving Line of Credit

In April 2014, the Company entered into an amendment to its growth capital term loan and a revolving line of credit (Loan Agreement). The amendment increased the amount of the revolving line of credit to $35.0 million and extended the availability and maturity through April 1, 2016.  The amendment also introduced a new financial covenant that requires the Company to meet certain minimum revenue levels.

In December 2015, the Company entered into a second amendment to its Loan Agreement. The second amendment increased the amount of the revolving line of credit to $40.0 million and extended its maturity date to April 1, 2017.

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

The Loan Agreement includes a covenant whereby the Company is required to maintain an adjusted quick ratio of at least 1.10 to 1.00, tested as of the last day of each month, on a consolidated basis. This covenant is applicable to a given month if the Company fails to maintain, as of the last day of such month, consolidated revenues equal at least to 85% of the revenue projected in the business plan approved by the Company’s Board of Directors, measured on a trailing six-month basis. The agreement also includes a revenue covenant which requires that the Company maintain consolidated revenues equal at least to 80% of the revenue projected in the Board approved business plan measured on a trailing six-month basis, as long as the required covenant shows not less than 15% growth from the comparable period in the preceding fiscal year.

If the combined amount of the Company’s cash on deposit with the lender, plus the availability under the revolving line of credit is less than $10.0 million, then the Company is required to deliver additional reporting to the lender.

As of March 31, 2016, the Company had $6.1 million outstanding and had $33.9 million available under the revolving line of credit.

Term Loans

In connection with the December 2015 second amendment to its Loan Agreement, the Company added a $5.0 million capital equipment term loan. Outstanding amounts under the facility bear interest at a floating annual rate of prime plus 0.5%. The Company is required to repay each capital equipment financing facility loan in 36 equal monthly payments of principal plus accrued interest commencing on the first day of the month immediately following the funding of each capital equipment facility loan. As of March 31, 2016, the Company had $3.3 million outstanding under the capital equipment term loan. The interest rate at March 31, 2016, was approximately 4.0%.

Future Payments

Future principal payments of debt instruments as of March 31, 2016 were as follows:

Principal Payments
2016 (nine months)	836
2017	7,201
2018	1,199
2019	74
Thereafter	—
Total payments	$9,310

5. Commitments and Contingencies

Lease Commitments

The Company’s commitments for minimum rentals under its operating leases as of March 31, 2016 are as follows:

Operating
leases
2016 (nine months)	$3,674
2017	4,668
2018	4,129
2019	3,836
2020	3,245
Thereafter	5,214
Total minimum lease payments	$24,766

Rent expense was $1.3 million and $625 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum rents due to the Company under its existing subleases are $0.4 million for 2016, and $0.6 million for 2017 through 2019. These amounts are not included in the table above.

Purchase Commitments

In August 2015, the Company entered into a commitment to purchase media from a single supplier in the amount of $7.5 million to $15.0 million, depending on the type of media purchased. These purchases can be made at any time from February 15, 2015 through September 30, 2016. As of March 31, 2016, the Company had purchased $1.9 million of media under this arrangement.

In March 2016, the Company entered into a purchase commitment with a TV data partner, which requires the Company to pay approximately $1.2 million in monthly installments over a 12-month period beginning May 1, 2016.

Irrevocable Standby Letters of Credit

As of March 31, 2016, the Company had three irrevocable standby letters of credit outstanding totaling approximately $1.6 million. The Company entered into these letters of credit for the benefit of its sub landlord or landlord. These irrevocable letters of credit automatically renew on their anniversary so long as the related operating lease is still effective. The letter of credit may be canceled prior to the expiration date upon the written request of the beneficiary.

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

6. Stock-Based Compensation

In July 2007, the board of directors and stockholders of the Company approved and adopted the TubeMogul, Inc. 2007 Equity Compensation Plan (the 2007 Plan) that permitted the grant of incentive and nonqualified stock options, stock awards (including restricted stock units (RSUs)), and stock appreciation rights to purchase shares of the common stock of the Company. Under the 2007 Plan, shares of common stock are reserved for the issuance of permitted awards to eligible participants. Options granted generally vest and become exercisable over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Options granted generally are exercisable for up to 10 years from the date of grant. RSUs granted are generally released from restriction over a four-year term from the date of grant, at a rate of 25% after one year, then quarterly on a straight-line basis thereafter.

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

The Company initially authorized and reserved a total of 2,500,000 shares of common stock under the 2014 Plan for the grant of permitted awards. This reserve automatically increased on January 1, 2016 by 1,767,183 shares and will continue to increase on each subsequent anniversary through 2024, by an amount equal to the smaller of (a) five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31; or (b) an amount determined by the Company’s board of directors. This reserve may also be increased by up to an additional 4,975,000 shares, to include (a) any shares remaining available for grant under the 2007 Plan at the time of its termination; and (b) shares that would otherwise be returned to the 2007 Plan, upon the expiration or termination of awards granted under that plan.

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

For purposes of the tables below, the 2007 Plan and the 2014 Plan are collectively referred to as the “Plan.” The following table summarizes the Plan’s stock option activity:

	Outstanding number of shares	Weighted-average exercise price per share	Weighted-average grant date fair value	Total intrinsic value of exercises	Weighted-average remaining contractual life	Aggregate intrinsic value
Balance at December 31, 2015	4,266	$6.55			7.14	$34,748
Options granted	—
Options exercised	(63)	1.82		$683
Options canceled	(8)	7.99
Balance at March 31, 2016	4,195	$6.62			6.90	$32,079
Options exercisable and vested at March 31, 2016	2,565	$3.15			6.05	$26,395
Options vested and expected to vest at March 31, 2016	4,113	$6.51			6.87	$31,800

At March 31, 2016, there was approximately $9.9 million of total unrecognized compensation cost related to unvested options granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.56 years at March 31, 2016.

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

There were no stock options granted in the three months ended March 31, 2016. The following assumptions were used to calculate the fair value of options for the three months ended March 31, 2015:

Three Months Ended
March 31,
2015
Risk-free interest rate	1.80%
Dividend yield	— %
Volatility	70%
Expected term	6.5 years

The following table summarizes the Plan’s RSU activity:

		Weighted-
	Outstanding	Average
	number of	Grant Date
	shares	Fair Value
Balance at December 31, 2015	2,067	$13.51
RSUs granted	938	11.26
RSUs released	(167)	13.79
RSUs canceled	(95)	12.88
Balance at March 31, 2016	2,743	$12.76

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At March 31, 2016, there was approximately $29.2 million of total unrecognized compensation cost related to unvested RSUs granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.19 years at March 31, 2016.

The following table summarizes the effects of stock-based compensation in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Research and development	$1,304	$642
Sales and marketing	1,272	709
General and administrative	1,483	1,050
Total stock-based compensation	$4,059	$2,401

Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (ESPP), which became effective in July 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may, in its discretion, modify the terms of offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2015 the Company had 1,136,964 shares available for sale under the ESPP. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of (a) two percent of the number of shares of Stock issued and outstanding on the immediately preceding fiscal year, or (b) an amount determined by the Board.

7. Net Loss per Share

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, RSUs and shares to be issued under the ESPP are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive as the Company had net losses for the three months ended March 31, 2016 and March 31, 2015.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Employee stock options	4,195	4,959
RSUs	2,743	1,202
ESPP	138	83
Total	7,076	6,244

8. Income Taxes

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $194 and $114 for the three months ended March 31, 2016 and March 31, 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended March 31, 2016, management believes it is more likely than not that the tax benefits of the U.S. and Japan losses incurred during that period may not be realized by the end of the 2016 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. and Japan losses incurred during the three months ended March 31, 2016. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, meals and entertainment and state and local minimum and capital taxes. As of March 31, 2016, the Company had no material uncertain tax positions.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the Code), and similar state provisions. Any annual limitation may result in the expiration of net operating losses before utilization.

9. Subsequent Events

In April 2016, the Company entered into a lease agreement with a landlord and a lease assignment agreement with the existing tenant, to lease additional office space at its headquarters in Emeryville. Under these agreements, the Company is required to pay approximately $6.1 million in lease payments beginning June 1, 2016. Future minimum rents under these agreements are approximately $0.9 million in 2016, $0.8 million in 2017 through 2020, and $2.0 million thereafter.  In connection with the lease agreement, the Company entered into an irrevocable standby letter of credit in the amount of $1.0 million for the benefit of its landlord. The irrevocable letter of credit automatically renews on its anniversary so long that the lease is still effective. The letter of credit may be canceled prior to the expiration date upon the written request of the beneficiary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q), and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K (File No. 001-36543). This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

TubeMogul is a leader in software for brand advertising. Advertisers use TubeMogul’s software platform to plan, buy, measure, and optimize their global brand advertising. By reducing complexity, improving transparency and leveraging real-time data, our platform enables advertisers to gain greater control of their advertising spend and achieve their brand advertising objectives.

By integrating programmatic technologies and disparate sources of inventory within a single platform, we enable our customers to launch sophisticated, scalable advertising campaigns — onto digital devices and televisions — within minutes. Brands use our platform to verify the success and impact of their advertising campaigns by measuring the audience reached by the campaign, how the audience interacted with their advertisements and the impact the campaign had on the consumer’s perception of the brand. Our platform uses these real-time insights to dynamically optimize spend across multiple sources of inventory including digital ad exchanges, supply-side platforms, private marketplaces, ad networks and direct premium publishers. Our platform measures key brand advertising metrics including brand lift, as measured by integrated brand surveys, as well as GRPs (Gross Rating Points) and engagement.

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

First Quarter 2016 Highlights

For the first quarter of 2016, we recorded Revenue of $42.1 million, an increase of 39% as compared to the first quarter of 2015, and gross profit of $30.4 million, an increase of 38% as compared to the first quarter of 2015. Gross margin was 72.3%, compared with 72.6% in the first quarter of 2015.

Total Spend for the first quarter of 2016 was $112.8 million, an increase of 58% as compared to the first quarter of 2015.

The change in revenue and gross margin reflects both the change in the contribution of Platform Direct and Platform Services Spend to Total Spend year over year, and the impact of increased PTV activity subsequent to the first quarter of 2015. For the first quarter of 2016, our Platform Direct offering represented 81% of Total Spend as compared to 78% in the first quarter of 2015, and our Platform Services offering represented 19% of Total Spend in the first quarter of 2016 compared to 22% in the first quarter of 2015.

Operating loss was $8.6 million, compared to an operating loss of $5.7 million in the first quarter of 2015. Basic and diluted net loss per share was $0.23, compared to $0.24 in the first quarter of 2015.

Please see “Total Spend and Platform Direct Spend” below for a reconciliation of Total Spend and Platform Direct Spend to the most directly comparable financial measures calculated in accordance with GAAP.

Key Operating and Financial Performance Metrics

To help us monitor the overall performance of our business and identify trends, we evaluate the following key metrics: Total Spend, Platform Direct Spend, revenue, gross profit, gross margin and Adjusted EBITDA. Total Spend, Platform Direct Spend and Adjusted EBITDA are discussed immediately following the table below. Revenue, gross profit and gross margin are further discussed under the headings “Components of our Results of Operations.”

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except for percentages)
Key Metrics
Platform Direct Spend	$91,374	$55,265
Platform Services Spend	21,409	16,012
Total Spend	$112,783	$71,277
Platform Direct revenue	$20,671	$14,304
Platform Services revenue	21,409	16,012
Total revenue	$42,080	$30,316
Gross profit	$30,411	$22,013
Gross margin	72.3%	72.6%
Adjusted EBITDA	$(3,711)	$(2,882)

Total Spend and Platform Direct Spend

For purposes of calculating Total Spend and Platform Direct Spend, we define spend as the aggregate gross dollar volume that our customers spend through our platform, which includes cost of media purchases and our fees. Platform Direct Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the spend through our Platform Direct offering. Platform Services Spend equals our Platform Services revenue. Total Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the sum of Platform Direct Spend and Platform Services Spend. We believe Platform Direct Spend and Total Spend are meaningful measures of our operating performance because our ability to generate increases in Platform Direct Spend and Total Spend are strongly correlated to our ability to generate increases in Platform Direct revenue and revenue, respectively. Platform Direct Spend and Total Spend are used by our management and board of directors to understand our business and make operating decisions. A limitation of each of Platform Direct Spend and Total Spend is that each is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Because of these limitations you should consider Platform Direct Spend and Total Spend along with the corresponding GAAP-based measures. The following is a reconciliation of these measure to Platform Direct revenue and revenue, the most directly comparable financial measures calculated in accordance with GAAP.

	Three Months Ended		Years ended
	March 31,		December 31,
	2016	2015	2015	2014	2013
	(in thousands)
Platform Direct Revenue	$20,671	$14,304	$72,212	$49,231	$19,331
Plus: Non-GAAP Platform Direct Media Cost	70,703	40,961	233,536	140,017	54,685
Platform Direct Spend	91,374	55,265	305,748	189,248	74,016
Platform Services Spend	21,409	16,012	108,484	65,012	37,883
Total Spend	$112,783	$71,277	$414,232	$254,260	$111,899

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before interest income (expense), net, provision for income tax, depreciation and amortization expense, stock-based compensation expense, and foreign exchange gains and losses, both realized and unrealized. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Please see below for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net loss	$(8,256)	$(7,144)
Interest (income) expense, net	(13)	28
Provision for income taxes	194	114
Depreciation and amortization expense	849	412
Stock-based compensation expense	4,059	2,401
Foreign exchange (gain) loss, net	(544)	1,307
Adjusted EBITDA	$(3,711)	$(2,882)

In prior reported quarters, our definition of Adjusted EBITDA excluded most amortization, but included amortization of internal-use software. In March 2016, we revised our definition of Adjusted EBITDA to exclude all amortization. We believe the exclusion of all amortization from Adjusted EBITDA provides management and the board of directors a more useful measure to understand and evaluate our core operating performance and trends. For comparison purposes, the following is a reconciliation of Adjusted EBITDA to net loss, using our historical method for calculating this non-GAAP financial measure:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net loss	$(8,256)	$(7,144)
Interest (income) expense, net	(13)	28
Provision for income taxes	194	114
Depreciation and amortization expense, excluding amortization of internal use software development costs	605	317
Stock-based compensation expense	4,059	2,401
Foreign exchange (gain) loss, net	(544)	1,307
Adjusted EBITDA	$(3,955)	$(2,977)

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

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

Sales Leverage Improvement

Our ability to achieve and sustain profitability will depend on our ability to generate operating leverage inherent from the self-serve model of our Platform Direct offering. After our initial investments to acquire new Platform Direct customers, we typically generate significant revenue from these customers without commensurate increases in sales and marketing expenses.

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

Cost of Revenue

Cost of revenue is comprised primarily of media costs. Media costs consist of advertising impressions we purchase from advertising sources of inventory in connection with our Platform Services offering. We typically pay for these impressions on a CPM basis. Cost of revenue also includes technical infrastructure costs which include the cost of internal and third-party servers and related services, internet access costs and amortization of internal use software development costs on revenue-producing technologies. Technical infrastructure costs represented 4.6% of our cost of revenue for the three months ended March 31, 2016. After giving effect to the allocation of these costs between our Platform Direct revenue (in respect of which it is the largest component of cost of revenue) and Platform Services revenue based upon the amount of media purchases through each service, our gross margin for Platform Direct revenue and Platform Services revenue was 96.9% and 48.5%, respectively, for the three months ended March 31, 2016.

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

Our research and development expenses consist primarily of personnel costs, outsourced engineering costs associated with the ongoing maintenance and development of our platform and related technologies, allocated technical infrastructure costs directly related to research and development activities, and other operating costs allocable to engineering activities.

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

Other Income (Expense), Net

Interest income (expense), net is related to the interest earned on our money market cash balances, and interest due on our term loan and revolving line of credit.

Foreign currency gain (loss), net consists of gains and losses on foreign currency translation as well as realized losses or gains from the settlement of our foreign currency forward contracts. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. dollar, principally the British pound, Canadian dollar, Euro and Australian dollar. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in foreign currency rates.

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

	Three Months Ended
	March 31,
	2016	% of Revenue	2015	% of Revenue
	(in thousands, except percentages)
Revenue:
Platform Direct	$20,671	49%	$14,304	47%
Platform Services	21,409	51%	16,012	53%
Total revenue	42,080	100%	30,316	100%
Cost of revenue	11,669	28%	8,303	27%
Gross profit	30,411	72%	22,013	73%
Operating expenses:
Research and development (1)	12,566	30%	8,769	29%
Sales and marketing (1)	16,188	38%	11,112	37%
General and administrative (1)	10,276	24%	7,827	26%
Total operating expenses	39,030	93%	27,708	91%
Loss from operations	(8,619)	(20)%	(5,695)	(19)%
Other income (expense), net:
Interest income (expense), net	13	0%	(28)	(0)%
Foreign exchange gain (loss), net	544	1%	(1,307)	(4)%
Other income (expense), net	557	1%	(1,335)	(4)%
Net loss before income taxes	(8,062)	(19)%	(7,030)	(23)%
Provision for income taxes	(194)	(0)%	(114)	(0)%
Net loss	$(8,256)	(20)%	$(7,144)	(24)%

(1)	Stock-based compensation expense included above was as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Research and development	$1,304	$642
Sales and marketing	1,272	709
General and administrative	1,483	1,050
Total stock-based compensation	$4,059	$2,401

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Platform Direct	$20,671	$14,304	$6,367	45%
Platform Services	21,409	16,012	5,397	34%
Total revenue	$42,080	$30,316	$11,764	39%

Revenue increased $11.8 million, or 39%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Platform Direct revenue increased by $6.4 million, or 45%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Platform Direct revenue from Platform Direct customers who were customers during the three months ended March 31, 2015 contributed $1.6 million of the growth. Platform Direct revenue from Platform Direct customers who spent with us during the three months ended March 31, 2016 that did not spend with us during the three months ended March 31, 2015 contributed $4.8 million of the growth. Platform Services revenue increased by $5.4 million, or 34%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the three months ended March 31, 2016 that did not spend with us during the three months ended March 31, 2015. We expect that revenue will increase over the next quarter as we expand our customer base and existing customers increase their advertising spend through our platform.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$11,669	$8,303	$3,366	41%
Gross profit	30,411	22,013	8,398	38%
Gross margin	72.3%	72.6%

Cost of revenue increased $3.4 million, or 41%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to a $3.2 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs and amortization of internally developed software costs increased by $0.3 million, or 51%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in technical infrastructure cost was due to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs which was associated with the growth in Platform Direct and Platform Services revenue in the three months ended March 31, 2016. After giving effect to the allocation of these costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased to $20.0 million and $10.4 million for the three months ended March 31, 2016 from $13.8 million and $8.2 million for the three months ended March 31, 2015, respectively. Gross margin decreased to 72.3% for the three months ended March 31, 2016 compared to 72.6% for the three months ended March 31, 2015. We expect that gross profit will increase over the next quarter as we increase revenue.

Research and Development

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Research and development	$12,566	$8,769	$3,797	43%

Research and development expense increased by $3.8 million, or 43%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to an increase in personnel costs of $3.9 million, related to a 45% increase in headcount, as of March 31, 2016, which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development effort. We believe that continued investment in our platform is critical to achieving our objectives, and we expect research and development expenses to continue to increase over the next quarter.

Sales and Marketing

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$16,188	$11,112	$5,076	46%

Sales and marketing expense increased by $5.1 million, or 46%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to an increase in personnel costs of $4.8 million, related to a 31% increase in headcount to support our revenue growth. We expect sales and marketing expenses to increase over the next quarter as we continue to actively invest in our business, including expanding our domestic and international business.

General and Administrative

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
	(in thousands except percentages)
General and administrative	$10,276	$7,827	$2,449	31%

General and administrative expense increased by $2.4 million, or 31%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to an increase in personnel costs of $1.4 million, related to a 27% increase in headcount as of March 31, 2016, including additions of several senior administrative personnel and an increase in facility costs of $0.9 million as we opened new offices and expanded some of our existing facilities. We expect to continue to invest in our corporate infrastructure and incur further expenses related to being a public company, including accounting and legal costs, investor relations costs, insurance premiums and other compliance costs associated with Section 404 of the Sarbanes-Oxley Act. As a result, we anticipate that general and administrative expenses will increase over the next quarter.

Other Income (Expenses), Net

The $1.9 million favorable change in other income (expense), net was primarily due to foreign currency exchange gains and losses from the strengthening of the US dollar against most currencies in 2015 and early 2016, as well as realized gains and losses from the settlement of our foreign currency forward contracts.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2016 and March 31, 2015 primarily relates to state taxes and taxes due in foreign jurisdictions.

Liquidity and Capital Resources

Since our incorporation in March 2007, we have financed our operations and capital expenditures through private sales of convertible preferred stock, revolving lines of credit, term debt and $106.0 million of net proceeds from our IPO and follow-on offerings, after deducting underwriting discounts, commissions and before deducting total expenses in connection with our public offerings of $4.2 million.

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving line of credit and our capital equipment term loan. As of March 31, 2016, we had cash and cash equivalents of $83.8 million and borrowing capacity of $33.9 million under our revolving line of credit and $1.7 million under our capital equipment term loan. As of March 31, 2016 we had $6.1 million outstanding under the revolving line of credit and $3.3 million outstanding under the capital equipment term loan. We believe that our existing cash and cash equivalents together with the revolving line of credit and the capital equipment term loan, will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Form 10-Q entitled Item 1A “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash flows used in operating activities	$(1,670)	$(9,346)
Cash flows used in investing activities	(3,847)	(843)
Cash flows provided by financing activities	5,920	545
Effects of exchange rate on cash and cash equivalents	(84)	(93)
Increase (decrease) in cash and cash equivalents	$319	$(9,737)

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

Cash used in operating activities in the three months ended March 31, 2016 was $1.7 million, due to net loss of $8.3 million, offset by a $1.5 million effect of changes in operating assets and liabilities and by non-cash expenses totaling $5.1 million which primarily comprised of stock based compensation expense. The net change in working capital was primarily due to a decrease in accounts receivable of $12.1 million related to the decrease in Total Spend, offset by a decrease of $9.8 million in accounts payable and accrued liabilities related to a decrease in purchases of media and other liabilities to support the decrease in Total Spend, due to seasonality.

Cash used in operating activities in the three months ended March 31, 2015 was $9.3 million, due to net loss of $7.1 million, offset by non-cash expenses totaling $3.4 million, and the $5.6 million effect of changes in operating assets and liabilities. The net change in working capital was due to a decrease of $7.1 million in accrued liabilities and accounts payable related to a decrease in purchase of media and other liabilities to support the decrease in Total Spend, due to seasonality.

We expect cash used by operating activities to fluctuate significantly in future periods as a result of a number of factors, some of which are outside of our control, including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used by investing activities in the three months ended March 31, 2016 was $3.8 million due to the purchase of property, equipment and software, in support of the growth of the business.

Cash used in investing activities in the three months ended March 31, 2015 was $0.8 million, primarily due to purchase of property, equipment and software, in support of the growth of the business.

Financing Activities

Cash provided by financing activities in the three months ended March 31, 2016 was $5.9 million, primarily due to $4.8 million in the borrowings under our debt facilities and $1.3 million from the proceeds from the issuances of common stock from the exercises of options and under the ESPP.

Cash provided by financing activities in the three months ended March 31, 2015 was $0.5 million, primarily due to proceeds of issuing common stock under the ESPP and the result of option exercises of $0.9 million, offset by $0.3 million of repayment on a note payable.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

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

Contractual Obligations and Commitments

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$24,766	$4,927	$8,533	$7,773	$3,533
Notes payable	3,260	1,146	2,114	—	—
Revolving line of credit	6,050	6,050	—	—	—
Data providers	1,200	1,000	200	—	—
	$35,276	$13,123	$10,847	$7,773	$3,533

Operating lease obligation amounts above do not reflect our future minimum rents receivable under our existing subleases of approximately $0.6 million during the next year and $1.5 million thereafter.

In August 2015, we entered into a commitment to purchase media in the amount of $7.5 million to $15.0 million, depending on the type of media purchased. These purchases can be made at any time from February 15, 2015 through September 30, 2016. As of March 31, 2016, the Company had purchased $1.9 million of media under this arrangement. Future payments under this arrangement are not included in the above table.

Credit Facilities

Our Loan and Security Agreement with Silicon Valley Bank, as amended, (Loan Agreement), provides for a $40.0 million revolving line of credit with a maturity date of April 1, 2017 and a $5.0 million capital equipment term loan. The Loan Agreement also includes a financial covenant that requires that we meet certain minimum revenue levels. As of March 31, 2016, the total borrowings outstanding under the revolving line of credit were $6.1 million and the total borrowings outstanding under the capital equipment term loan were $3.3 million. Advances under the line of credit accrue interest at a floating per annum rate equal to the prime rate as published in the Western Edition Wall Street Journal. The capital equipment term loan bears interest at a floating annual rate of prime plus 0.5%, and when utilized, we are required to make equal monthly payments of principal plus accrued interest over a period of 36 months from the date of borrowing. As of March 31, 2016, we were compliant with existing loan covenants.

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

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, capitalized software development costs, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recently Issued Accounting Pronouncements

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

As of March 31, 2016, we had forward foreign exchange contracts to buy a total notional value of $15.3 million against various foreign currencies.

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $45.3 million as of March 31, 2016. We may not be profitable in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, the rate of growth has declined in recent quarters. We may not be able to slow or reverse this decline in the revenue growth rate and we may not be able to sustain current revenue levels. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

We increased our number of full-time employees from 232 as of December 31, 2013 to 577 as of December 31, 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources as these personnel are integrated into and become productive within our organization. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow to offset our investment in research and development and sales and marketing. Maintaining and growing a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. In this regard we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract key talent and customers.

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

In addition, we utilize third-party cloud computing services in connection with our operations. Problems faced by us or our third-party hosting/cloud computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business and results of operations, our ability to accurately report our financial results, as well as the experience of our customers. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. We may not be able to control the quality of the systems and services we receive from third-party service providers, which could impair our ability to maintain proper controls over financial reporting and complete timely and accurate financial reporting, and may impact our business, results of operation and financial condition.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Businesses Act of 2012, or the JOBS Act.

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

As of March 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2017 for state purposes and 2027 for federal purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

As of March 31, 2016, holders of an aggregate of approximately 10.2 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include such shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of common stock that we have issued upon the exercise of outstanding stock options and RSUs, and that we may in the future issue, under our equity compensation plans. These can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our executive officers, directors and their respective affiliates beneficially owned, in the aggregate, approximately 39% of our outstanding common stock as of March 31, 2016. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

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

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds

On July 17, 2014, the SEC declared our Registration Statement on Form S-1 (File No. 333-194817) effective for our initial public offering.  On June 10, 2016, the SEC declared our Registration Statement on Form S-1 (File No. 333-204629) effective for our follow-on offering. There have been no material changes in our use of the proceeds from our initial public offering and follow-on public offering as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

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

TUBEMOGUL, INC.
By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016
By:	/s/ Paul Joachim
Paul Joachim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 10, 2016

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
10.1*	Employment Offer Letter between the Company and Robert Gatto.	8-K	001-36543	10.1	April 5, 2016

10.2*	Amendment to Employment Offer Letter between the Company and Robert Gatto.					X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
†

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.