Form 10-Q
period 2016-06-30
TUBEMOGUL INC
filed 2016-08-09
CIK 1449278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. As of August 1, 2016, the registrant had 36,220,676 shares of common stock, $0.001 par value per share, outstanding.

Report Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TUBEMOGUL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$83,023	$83,439
Accounts receivable, net	174,382	159,899
Prepaid expenses and other current assets	4,938	3,752
Total current assets	262,343	247,090
Property, equipment and software, net	16,003	8,585
Restricted cash	2,563	1,563
Other assets	1,642	1,495
Total assets	$282,551	$258,733
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,980	$47,346
Accrued liabilities	63,899	74,927
Short-term debt	7,574	2,898
Other current liabilities	2,028	853
Total current liabilities	148,481	126,024
Other liabilities	1,310	746
Long-term debt	4,809	1,787
Total liabilities	154,600	128,557
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000 shares authorized and 0 outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock; $0.001 par value; 200,000 shares authorized and 36,161 and 35,344 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	36	35
Additional paid-in capital	177,501	167,316
Accumulated deficit	(49,089)	(37,016)
Accumulated other comprehensive loss	(497)	(159)
Total stockholders’ equity	127,951	130,176
Total liabilities and stockholders’ equity	$282,551	$258,733

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Platform Direct	$23,376	$17,826	$44,047	$32,130
Platform Services	32,055	27,614	53,464	43,626
Total revenue	55,431	45,440	97,511	75,756
Cost of revenue	16,833	15,306	28,501	23,609
Gross profit	38,598	30,134	69,010	52,147
Operating expenses:
Research and development	13,295	9,503	25,861	18,272
Sales and marketing	16,348	13,497	32,536	24,609
General and administrative	12,379	8,615	22,655	16,442
Total operating expenses	42,022	31,615	81,052	59,323
Loss from operations	(3,424)	(1,481)	(12,042)	(7,176)
Other income (expense), net:
Foreign exchange gain (loss), net	(421)	266	121	(1,041)
Other, net	243	(23)	257	(51)
Other income (expense), net	(178)	243	378	(1,092)
Net loss before income taxes	(3,602)	(1,238)	(11,664)	(8,268)
Provision for income taxes	(215)	(95)	(409)	(209)
Net loss	$(3,817)	$(1,333)	$(12,073)	$(8,477)

Basic and diluted net loss per share	$(0.11)	$(0.04)	$(0.34)	$(0.28)
Basic and diluted weighted-average shares used to compute net loss per share	35,882	31,000	35,699	30,516

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(3,817)	$(1,333)	$(12,073)	$(8,477)
Other comprehensive loss:
Foreign currency translation adjustments	(254)	(64)	(338)	(157)
Comprehensive loss	$(4,071)	$(1,397)	$(12,411)	$(8,634)

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(12,073)	$(8,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,842	872
Provision for doubtful accounts	119	593
Provision for sales allowances	1,304	1,302
Stock-based compensation expense	8,592	5,379
Unrealized loss from forward contract derivatives	—	234
Changes in operating assets and liabilities:
Accounts receivable	(15,905)	(32,324)
Prepaid expenses and other current assets	(1,186)	(530)
Other assets	(148)	(37)
Accounts payable	28,791	21,417
Accrued liabilities	(11,028)	(4,484)
Other current and noncurrent liabilities	1,738	474
Net cash provided by (used in) operating activities	2,046	(15,581)
Cash flows from investing activities:
Increase in restricted cash	(1,000)	—
Purchases of property, equipment and software	(6,511)	(1,971)
Net cash used in investing activities	(7,511)	(1,971)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts, commission and offering costs	—	51,975
Proceeds from borrowings	8,364	—
Repayments of borrowings	(4,571)	(735)
Proceeds from issuances of common stock from the exercise of options and ESPP	1,594	1,097
Net cash provided by financing activities	5,387	52,337
Effect of exchange rate changes on cash and cash equivalents	(338)	(157)
Net (decrease) increase in cash and cash equivalents	(416)	34,628
Cash and cash equivalents, beginning of period	83,439	46,592
Cash and cash equivalents, end of period	$83,023	$81,220
Supplemental disclosures:
Cash paid for interest	$161	$67
Cash paid for income taxes	310	—
Equipment purchased under capital lease financing	3,906	—
Deferred offering costs recorded in accounts payable and accrued liabilities	—	619

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data and where otherwise noted)

(Unaudited)

1. The Company and its Significant Accounting Policies

The Company

TubeMogul, Inc., a Delaware corporation (the Company), provides software for brand advertising. The Company’s customers include many of the world’s largest brands and their media agencies. The Company is headquartered in Emeryville, California and has offices in several other locations in the U.S. and internationally including in Chengdu, Kyiv, London, Paris, Sao Paulo, Shanghai, Singapore, Sydney, Tokyo and Toronto.

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

The following table presents the changes in the allowance for doubtful accounts:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2016	2015
Balance, beginning of period	$(2,110)	$(1,369)
Additions to allowance	(119)	(1,287)
Write offs, net of recoveries	205	546
Balance, end of period	$(2,024)	$(2,110)

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

The following table presents the changes in sales allowances:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2016	2015
Balance, beginning of period	$(875)	$(460)
Additions to allowance	(1,304)	(3,244)
Issued sales allowances	1,420	2,829
Balance, end of period	$(759)	$(875)

Fair Value Measurement and Financial Instruments

The Company measures the fair value of its financial instruments in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) for Fair Value Measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair values of all reported assets and liabilities that represent financial instruments, the Company uses the carrying market values of such amounts. The provision establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.

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

The Company had $66,105 and $72,416 of cash equivalents as of June 30, 2016 and December 31, 2015, respectively, which are measured at fair value on a recurring basis. Inputs used in measuring fair value of cash equivalents are categorized as Level 1.

From time to time, the Company enters into foreign currency forward contracts to mitigate its exposure to foreign exchange risk.  The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates and are categorized as Level 2. Realized gains from these contracts were $545 and $472 for the three and six months ended June 30, 2016, respectively. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposure being hedged. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 2016, the Company had forward foreign exchange contracts to buy a total notional value of $25.0 million against various foreign currencies. The Company does not apply hedge accounting to its derivative transactions. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the foreign currency foreign exchange contracts. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure.

Other financial instruments not measured at fair value on the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015, but which require disclosure of their fair values, include accounts receivable, accounts payable, accrued liabilities and debt. The estimated fair values of such instruments at June 30, 2016 and December 31, 2015 approximated their carrying values due to being short term in nature. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

There were no assets measured using Level 3 inputs at June 30, 2016.

Segment Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reportable segment, which is to design, develop and market software for branding.

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
Accounting Standards Update No. 2016-02, Leases, (ASU 2016-02)

ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018.

January 1, 2019

The requirements should be applied on a modified retrospective basis and the updated standard will be effective for the Company in the first quarter of 2020. The Company expects that the impact of the adoption of this new standard will result in the recognition of a lease asset and lease liability for those operating leases in effect at the date of adoption however, the Company is still in the process of determining the full extent the impact the adoption of this new accounting standard will have on its consolidated financial statements and related disclosures.

Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (ASU 2016-08)

ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements are the same as the effective date and transition requirements of ASU 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14) defers the effective date of ASU 2014-09 by one year.

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

Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, (ASU 2016-10)

ASU 2016-10 clarifies guidance on licensing and performance obligations based on feedback regarding potential issues associated with implementation of the new standard. The effective date is the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14 defers the effective date of ASU 2014-09 by one year.

	January 1, 2018	The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (ASU 2016-12)

ASU 2016-12 amends certain aspects of ASU 2016-09 based on certain implementation issues identified. The effective date is the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14 defers the effective date of Update 2014-09 by one year.

	January 1, 2018	The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

2. Property, Equipment and Software

Property, equipment and software consisted of the following:

	June 30,	December 31,
	2016	2015
Computer, software and office equipment	$9,293	$4,509
Capitalized internal use software costs	5,809	3,587
Furniture and fixtures	2,365	1,821
Leasehold improvements	4,024	2,336
	21,491	12,253
Less accumulated depreciation and amortization	(5,488)	(3,668)
Total	$16,003	$8,585

Total depreciation and amortization expense was $993 and $460 for the three months ended June 30, 2016 and 2015, respectively, and $1.8 million and $872 for the six months ended June 30, 2016 and 2015, respectively.

In May 2016, the Company entered into a Master Lease Agreement to lease servers and other ancillary equipment to support the development of the Company’s own web hosting infrastructure. These server sites are located in Santa Clara, California; Ashburn, Virginia; Amsterdam, Netherlands and Hong Kong, China. The Company depreciates computer equipment over an estimated useful life of 36 months from the date each server was placed in service. See Note 4 for additional information.

3. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
Accrued media costs	$51,407	$61,040
Sales commissions	2,304	3,776
Payroll and related expenses	5,824	6,314
Other accrued expenses	4,364	3,797
Total	$63,899	$74,927

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through June 30, 2016 and December 31, 2015.

4. Debt Obligations

	June 30,	December 31,
	2016	2015
Short-term debt and current portion of long-term debt
Revolving credit facility	$5,050	$2,050
Current portion of long-term debt
Term loan	1,297	848
Capital lease obligation	1,227	—
Total current portion of long-term debt	2,524	848
Total current	$7,574	$2,898
Long-term debt
Term loan	$3,506	$2,635
Capital lease obligation	3,827	—
Less current portion of long-term debt	(2,524)	(848)
Total noncurrent	$4,809	$1,787

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

In December 2015, the Company entered into a second amendment to its Loan Agreement. The second amendment increased the amount of the revolving line of credit to $40.0 million and extended its maturity date to April 1, 2017. The Company expects to renew the revolving line of credit prior to its extended maturity date. No assurances can be made that the Company will be able to obtain financing on the same or favorable terms.

In June 2016, the Company entered into a third amendment to its Loan Agreement. The third amendment extends the advance request period for the existing capital equipment financing facility from March 31, 2016 to September 30, 2016.

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

The Loan Agreement includes a revenue covenant and an adjusted quick ratio covenant whereby the Company is required to maintain an adjusted quick ratio of at least 1.10 to 1.00, tested as of the last day of each month, on a consolidated basis. This covenant is applicable to a given month if the Company fails to maintain, as of the last day of such month, consolidated revenues equal at least to 85% of the revenue projected in the business plan approved by the Company’s Board of Directors, measured on a trailing six-month basis. The Loan Agreement also includes a revenue covenant which requires that the Company maintain consolidated revenues equal at least to 80% of the revenue projected in the Board of Directors approved business plan measured on a trailing six-month basis, as long as the required covenant shows not less than 15% growth from the comparable period in the preceding fiscal year.

If the combined amount of the Company’s cash on deposit with the lender, plus the availability under the revolving line of credit is less than $10.0 million, then the Company is required to deliver additional reporting to the lender.

As of June 30, 2016, the Company had $5.1 million outstanding and had $34.9 million available under the revolving line of credit.

Term Loans

In connection with the December 2015 second amendment to its Loan Agreement, the Company added a $5.0 million capital equipment term loan. Outstanding amounts under the facility bear interest at a floating annual rate of prime plus 0.5%. The Company is required to repay each capital equipment financing facility loan in 36 equal monthly payments of principal plus accrued interest commencing on the first day of the month immediately following the funding of each capital equipment facility loan. As of June 30, 2016, the Company had $3.5 million outstanding under the capital equipment term loan. The interest rate at June 30, 2016, was approximately 4.0%.

Capital Lease Obligations

The Company leases equipment under capital lease agreements to purchase computer servers. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, or the fair value of the asset under lease. Assets under the capital lease agreements are amortized using the straight-line method over the estimated useful lives of the assets.

Under the capital lease agreements, the Company is required to make monthly lease payments over a period of 36 months from the acceptance date of each server. As of June 30, 2016, the Company recognized $3.9 million in additional property, equipment and software, and recorded an offsetting capital lease obligation. At the end of the lease term, the Company has the option to purchase the servers at their fair value.

Future Payments

Future principal payments of debt instruments and capital lease obligations as of June 30, 2016 were as follows:

	Debt Principal Payments	Capital lease obligation payments
2016 (remaining six months)	$643	$604
2017	6,372	1,266
2018	1,376	1,347
2019	165	610
Thereafter	—	—
Total payments	$8,556	$3,827

5. Commitments and Contingencies

Operating Lease Commitments

The Company’s commitments for minimum rentals under its operating leases and income from its sublease agreements as of June 30, 2016 are as follows:

	Operating leases	Sublease income
2016 (remaining six months)	$3,113	$385
2017	5,428	829
2018	4,834	771
2019	4,652	590
2020	4,045	—
Thereafter	6,956	—
Total minimum lease payments	$29,028	$2,575

Rent expense was $1.4 million and $650 for the three months ended June 30, 2016 and 2015, respectively and $2.6 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Purchase Commitments

In August 2015, the Company entered into a commitment to purchase media from a single supplier in the amount of $7.5 million to $15.0 million, depending on the type of media purchased. These purchases can be made at any time from February 15, 2015 through September 30, 2016. As of June 30, 2016, the Company had purchased $2.0 million of media under this arrangement. In the third quarter of 2016, the Company extended the agreement through September 30, 2017.

In March 2016, the Company entered into a purchase commitment with a TV data partner, which requires the Company to pay approximately $1.2 million in monthly installments over a 12-month period beginning July 2016.

Irrevocable Standby Letters of Credit

As of June 30, 2016, the Company had four irrevocable standby letters of credit outstanding totaling approximately $2.6 million that are classified as restricted cash on the condensed consolidated balance sheets. The Company entered into these letters of credit for the benefit of its sub-landlord or landlord. These irrevocable letters of credit automatically renew on their anniversary so long as the related operating lease is still effective. These letters of credit may be canceled prior to the expiration date upon the written request of the beneficiary.

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

The Company initially authorized and reserved a total of 2,500,000 shares of common stock under the 2014 Plan for the grant of permitted awards. This reserve automatically increases on January 1st of each year, and will continue to increase on each subsequent anniversary through 2024. As of June 30, 2016, the Company had 1,476,064 shares available for the grant of permitted awards. The 2014 Plan provides for an annual increase by an amount equal to the smaller of (a) five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31st; or (b) an amount determined by the Company’s Board of Directors. This reserve may also be increased by up to an additional 4,975,000 shares, to include (a) any shares remaining available for grant under the 2007 Plan at the time of its termination; and (b) shares that would otherwise be returned to the 2007 Plan, upon the expiration or termination of awards granted under that plan.

Shares subject to awards which expire or are canceled or forfeited will again become available for issuance under the 2014 Plan.

The shares available under the 2014 Plan will not be reduced by awards settled in cash, or shares withheld to satisfy tax withholding obligations with respect to vested restricted stock units.  The shares available under the 2014 Plan will be reduced by shares withheld to satisfy tax withholding obligations with respect to stock options and stock appreciation rights. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2014 Plan.

For purposes of the tables below, the 2007 Plan and the 2014 Plan are collectively referred to as the “Plan.” The following table summarizes the Plan’s stock option activity:

	Outstanding number of shares	Weighted-average exercise price per share	Weighted-average grant date fair value	Total intrinsic value of exercises	Weighted-average remaining contractual life	Aggregate intrinsic value
Balance at December 31, 2015	4,266	$6.55			7.14	$34,748
Options granted	—
Options exercised	(344)	1.23		$3,886
Options canceled	(12)	6.00
Balance at June 30, 2016	3,910	$7.02			6.71	$26,052
Options exercisable and vested at June 30, 2016	2,467	$3.87			5.95	$21,815
Options vested and expected to vest at June 30, 2016	3,846	$6.93			6.68	$25,875

At June 30, 2016, there was approximately $8.7 million of total unrecognized compensation cost related to unvested options granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.58 years at June 30, 2016.

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

There were no stock options granted in the three and six months ended June 30, 2016. The following assumptions were used to calculate the fair value of options for the three and six months ended June 30, 2015:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015
Risk-free interest rate	1.55% to 1.63%	1.18% to 1.63%
Dividend yield	— %	— %
Volatility	70%	70%
Expected term	4.5 to 5.05 years	4.5 to 6.5 years

The following table summarizes the Plan’s RSU activity:

		Weighted-
	Outstanding	Average
	number of	Grant Date
	shares	Fair Value
Balance at December 31, 2015	2,067	$13.51
RSUs granted	1,494	11.82
RSUs released	(361)	13.53
RSUs canceled	(186)	12.96
Balance at June 30, 2016	3,014	$12.71

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At June 30, 2016, there was approximately $31.8 million of total unrecognized compensation cost related to unvested RSUs granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.07 years at June 30, 2016.

The following table summarizes the effects of stock-based compensation in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$1,434	$824	$2,738	$1,470
Sales and marketing	1,370	808	2,642	1,514
General and administrative	1,729	1,346	3,212	2,395
Total stock-based compensation	$4,533	$2,978	$8,592	$5,379

Employee Stock Purchase Plan

In February 2014, the Company’s Board of Directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (ESPP), which became effective in July 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may, in its discretion, modify the terms of offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of June 30, 2016 the Company had 1,014,260 shares available for sale under the ESPP. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of (a) two percent of the number of shares of Stock issued and outstanding on the immediately preceding fiscal year, or (b) an amount determined by the Board of Directors.

7. Net Loss per Share

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, RSUs and shares to be issued under the ESPP are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive as the Company had net losses for the three and six months ended June 30, 2016 and June 30, 2015.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2016	2015
Employee stock options	3,910	4,737
RSUs	3,014	1,462
ESPP	142	83
Total	7,066	6,282

8. Income Taxes

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $215 and $95 for the three months ended June 30, 2016 and June 30, 2015, respectively, and $409 and $209 for the six months ended June 30, 2016 and June 30, 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the six months ended June 30, 2016, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during that period may not be realized by the end of the 2016 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the six months ended June 30, 2016. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign tax rate differences, meals and entertainment, stock-based compensation and state and local minimum and capital taxes. As of June 30, 2016, the Company had no material uncertain tax positions.

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

Second Quarter 2016 Highlights

For the second quarter of 2016, we recorded revenue of $55.4 million, an increase of 22% as compared to the second quarter of 2015, and gross profit of $38.6 million, an increase of 28% as compared to the second quarter of 2015. Gross margin was 69.6%, compared with 66.3% in the second quarter of 2015.

Total Spend for the second quarter of 2016 was $139.3 million, an increase of 33% as compared to the second quarter of 2015.

The change in revenue and gross margin reflects both the change in the contribution of Platform Direct and Platform Services Spend to Total Spend year over year, and the impact of increased programmatic TV (PTV) activity subsequent to the second quarter of 2015. For the second quarter of 2016, our Platform Direct offering represented 77% of Total Spend as compared to 74% in the second quarter of 2015, and our Platform Services offering represented 23% of Total Spend in the second quarter of 2016 compared to 26% in the second quarter of 2015.

Operating loss was $3.4 million, compared to an operating loss of $1.5 million in the second quarter of 2015. Basic and diluted net loss per share was $0.11, compared to $0.04 in the second quarter of 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands, except for percentages)
Key Metrics
Platform Direct revenue	$23,376	$17,826	$44,047	$32,130
Platform Services revenue	32,055	27,614	53,464	43,626
Total revenue	$55,431	$45,440	$97,511	$75,756
Gross profit	$38,598	$30,134	$69,010	$52,147
Gross margin	69.6%	66.3%	70.8%	68.8%
Adjusted EBITDA	$2,352	$1,957	$(1,358)	$(925)

Platform Direct Spend	$107,249	$77,404	$198,623	$132,669
Platform Services Spend	32,055	27,614	53,464	43,626
Total Spend	$139,304	$105,018	$252,087	$176,295

Total Spend and Platform Direct Spend

For purposes of calculating Total Spend and Platform Direct Spend, we define spend as the aggregate gross dollar volume that our customers spend through our platform, which includes cost of media purchases and our fees. Platform Direct Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the spend through our Platform Direct offering. Platform Services Spend equals our Platform Services revenue. Total Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the sum of Platform Direct Spend and Platform Services Spend. We believe Platform Direct Spend and Total Spend are meaningful measures of our operating performance because our ability to generate increases in Platform Direct Spend and Total Spend are strongly correlated to our ability to generate increases in Platform Direct revenue and revenue, respectively. Platform Direct Spend and Total Spend are used by our management and Board of Directors to understand our business and make operating decisions. We review Total Spend and Platform Direct Spend for internal management purposes and to assess the total scale of our platform and to a lesser extent, market share as it allows us to compare our results to advertising expenditures of our clients as well as the potentially competitive companies that report all or substantially all spending transacted on their platform as GAAP revenue.  A limitation of each of Platform Direct Spend and Total Spend is that each is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Because of these limitations you should consider Platform Direct Spend and Total Spend along with the corresponding GAAP-based measures. The following is a reconciliation of these measures to Platform Direct revenue and revenue, the most directly comparable financial measures calculated in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Platform Direct Revenue	$23,376	$17,826	$44,047	$32,130
Plus: Non-GAAP Platform Direct Media Cost	83,873	59,578	154,576	100,539
Platform Direct Spend	107,249	77,404	198,623	132,669
Platform Services Spend	32,055	27,614	53,464	43,626
Total Spend	$139,304	$105,018	$252,087	$176,295

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before interest income (expense), net, provision for income tax, depreciation and amortization expense, stock-based compensation expense, and foreign exchange gains and losses, both realized and unrealized. Adjusted EBITDA is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity. Adjusted EBITDA is used by investors and security analysts to measure a company’s performance without regard to items we exclude in calculating this measure, which can vary substantially from company to company, depending on the amount of stock-based compensation, tax structure, their financing, capital structures and the method by which assets were acquired. Please see below for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(3,817)	$(1,333)	$(12,073)	$(8,477)
Interest (income) expense, net	7	23	(7)	51
Provision for income taxes	215	95	409	209
Depreciation and amortization expense	993	460	1,842	872
Stock-based compensation expense	4,533	2,978	8,592	5,379
Foreign exchange (gain) loss, net	421	(266)	(121)	1,041
Adjusted EBITDA	$2,352	$1,957	$(1,358)	$(925)

In March 2016, we revised our definition of Adjusted EBITDA to exclude all amortization, including amortization of internal-use software. We believe the exclusion of all amortization from Adjusted EBITDA provides management and the Board of Directors a more useful measure to understand and evaluate our core operating performance and trends. For comparison purposes, the following is a reconciliation of Adjusted EBITDA to net loss, using our historical method for calculating this non-GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(3,817)	$(1,333)	$(12,073)	$(8,477)
Interest (income) expense, net	7	23	(7)	51
Provision for income taxes	215	95	409	209
Depreciation and amortization expense, excluding amortization of internal use software development costs	720	339	1,325	657
Stock-based compensation expense	4,533	2,978	8,592	5,379
Foreign exchange (gain) loss, net	421	(266)	(121)	1,041
Adjusted EBITDA	$2,079	$1,836	$(1,875)	$(1,140)

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements, including costs incurred for internally developed software;

•

although stock-based compensation is a non-cash charge, the potentially dilutive impact of stock-based compensation is not reflected in Adjusted EBITDA.  Stock-based compensation is, and will remain, an element of our long term incentive compensation, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

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

Market Growth

We expect to benefit from the continued growth in the digital video and television advertising markets but any material change in the growth rate of these markets could affect our performance. The growth of such market may be adversely impacted by a variety of factors including any delays in the shift of video advertising spend from traditional TV to digital channels. In addition, advertising spend is closely tied to the performance of the economy and a downturn in economic conditions could adversely affect the overall advertising market and our operating results.

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

Components of Our Results of Operations

Revenue

We generate revenue from our Platform Direct customers from fees based on a percentage of their media spend through our platform as well as from fees for additional services delivered concurrently such as audience targeting data, ad serving, brand safety, topic targeting and other reporting related services that we offer. We generate revenue from our Platform Services customers by delivering digital video advertisements based upon a pre-agreed set of fixed objectives with an advertiser or agency. Our Platform Services business is generally priced based upon a cost per thousand impressions (CPM) based upon specific campaign specifications such as number of engagements, completed views or on-target impressions.

Cost of Revenue

Cost of revenue consists primarily of media costs. Media costs consist of advertising impressions we purchase from third-party sources of advertising inventory in connection with our Platform Services offering. We typically pay for these impressions on a CPM basis. Cost of revenue also includes technical infrastructure costs which include the cost of internal and third-party servers and related services, internet access costs and amortization of internal use software development costs on revenue-producing technologies. Technical infrastructure costs represented 3.6% of our cost of revenue for the three months ended June 30, 2016. After giving effect to the allocation of these costs between our Platform Direct revenue (in respect of which it is the largest component of cost of revenue) and Platform Services revenue based upon the amount of media purchases through each service, our gross margin for Platform Direct revenue and Platform Services revenue was 96.9% and 49.8%, respectively, for the three months ended June 30, 2016.

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

Our general and administrative expenses consist primarily of personnel costs associated with our executive, finance, human resources, legal, information technology, business development and other administrative functions, and also includes accounting, legal and other professional service fees, real estate and facility costs, bad debt expense, depreciation expense and other corporate expenses.

Other Income (Expense), Net

Other, net includes miscellaneous income (expense) from nonrecurring transactions and interest income (expense), net which is related to the interest earned on our money market cash balances, and interest due on our term loan, revolving line of credit and capital lease obligation.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
	(in thousands, except percentages)
Revenue:
Platform Direct	$23,376	42%	$17,826	39%	$44,047	45%	$32,130	42%
Platform Services	32,055	58%	27,614	61%	53,464	55%	43,626	58%
Total revenue	55,431	100%	45,440	100%	97,511	100%	75,756	100%
Cost of revenue	16,833	30%	15,306	34%	28,501	29%	23,609	31%
Gross profit	38,598	70%	30,134	66%	69,010	71%	52,147	69%
Operating expenses:
Research and development (1)	13,295	24%	9,503	21%	25,861	27%	18,272	24%
Sales and marketing (1)	16,348	29%	13,497	30%	32,536	33%	24,609	32%
General and administrative (1)	12,379	22%	8,615	19%	22,655	23%	16,442	22%
Total operating expenses	42,022	76%	31,615	70%	81,052	83%	59,323	78%
Loss from operations	(3,424)	(6)%	(1,481)	(3)%	(12,042)	(12)%	(7,176)	(9)%
Other income (expense), net:
Foreign exchange gain (loss), net	(421)	(1)%	266	1%	121	0%	(1,041)	(1)%
Other, net	243	0%	(23)	(0)%	257	0%	(51)	(0)%
Other income (expense), net	(178)	(0)%	243	1%	378	0%	(1,092)	(1)%
Net loss before income taxes	(3,602)	(6)%	(1,238)	(3)%	(11,664)	(12)%	(8,268)	(11)%
Provision for income taxes	(215)	(0)%	(95)	(0)%	(409)	(0)%	(209)	(0)%
Net loss	$(3,817)	(7)%	$(1,333)	(3)%	$(12,073)	(12)%	$(8,477)	(11)%

(1)	Stock-based compensation expense included above was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$1,434	$824	$2,738	$1,470
Sales and marketing	1,370	808	2,642	1,514
General and administrative	1,729	1,346	3,212	2,395
Total stock-based compensation	$4,533	$2,978	$8,592	$5,379

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Platform Direct	$23,376	$17,826	$5,550	31%	$44,047	$32,130	$11,917	37%
Platform Services	32,055	27,614	4,441	16%	53,464	43,626	9,838	23%
Total revenue	$55,431	$45,440	$9,991	22%	$97,511	$75,756	$21,755	29%

Revenue increased $10.0 million, or 22%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Platform Direct revenue increased by $5.6 million, or 31%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Platform Direct revenue from Platform Direct customers who were customers during the three months ended June 30, 2015 contributed $0.4 million of the growth. Platform Direct revenue from Platform Direct customers who spent with us during the three months ended June 30, 2016 that did not spend with us during the three months ended June 30, 2015 contributed $5.2 million of the growth. Platform Services revenue increased by $4.4 million, or 16%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the three months ended June 30, 2016 that did not spend with us during the three months ended June 30 2015.

Revenue increased by $21.8 million, or 29%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Platform Direct revenue increased by $11.9 million, or 37%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Platform Direct revenue from Platform Direct customers who were customers during the six months ended June 30, 2015 contributed $3.7 million of the growth. Platform Direct revenue from Platform Direct customers who spent with us during the six months ended June 30, 2016 that did not spend with us during the six months ended June 30, 2015 contributed $8.2 million of the growth. Platform Services revenue increased by $9.8 million, or 23%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the six months ended June 30, 2016 that did not spend with us during the six months ended June 30, 2015.

We expect revenue to be impacted by seasonality (in particular, sequential declines in the first and third quarter and the concentration of advertising spending in the fourth quarter) and changes in contribution of Platform Direct and Platform Services Spend to Total Spend.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$16,833	$15,306	$1,527	10%	$28,501	$23,609	$4,892	21%
Gross profit	38,598	30,134	8,464	28%	69,010	52,147	16,863	32%
Gross margin	69.6%	66.3%			70.8%	68.8%

Cost of revenue increased $1.5 million, or 10%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to a $1.4 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs and amortization of internally developed software costs increased by $0.1 million, or 38%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in technical infrastructure cost was due to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs which was associated with the growth in Platform Direct and Platform Services revenue in the three months ended June 30, 2016. After giving effect to the allocation of these costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased to $22.6 million and $16.0 million for the three months ended June 30, 2016 from $17.1 million and $13.0 million for the three months ended June 30, 2015, respectively. Gross margin increased to 69.6% for the three months ended June 30, 2016 compared to 66.3% for the three months ended June 30, 2015. Gross margin increased from the greater portion of our business coming from Platform Direct compared to the same periods in the prior year.

Cost of revenue increased $4.9 million, or 21%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was primarily due to a $4.5 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs and amortization of internally developed software costs increased by $0.4 million, or 44%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in technical infrastructure cost was due to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs which was associated with the growth in Platform Direct and Platform Services revenue in the six months ended June 30, 2016. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased to $42.7 million and $26.3 million for the six months ended June 30, 2016 from $31.0 million and $21.2 million for the six months ended June 30, 2015, respectively. Gross margin increased to 70.8% for the six months ended June 30, 2016 compared to 68.8% for the six months ended June 30, 2015, primarily due to an increase in Platform Services gross margin.

We expect gross profit to be impacted by seasonality (in particular, sequential declines in the first and third quarter and the concentration of advertising spending in the fourth quarter) and changes in contribution of Platform Direct and Platform Services Spend to Total Spend.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Research and development	$13,295	$9,503	$3,792	40%	$25,861	$18,272	$7,589	42%

Research and development expense increased by $3.8 million, or 40%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to an increase in personnel costs of $3.0 million, related to a 46% increase in headcount, as of June 30, 2016, which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development effort. Additionally, costs related to technical infrastructure and outsourced engineering increased by $0.4 million and $0.4 million, respectively, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, and were driven by the overall growth in the business.

Research and development expense increased by $7.6 million, or 42%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to an increase in personnel costs of $6.0 million, related to a 46% increase in headcount, as of June 30, 2016 which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development effort. Additionally, costs related to technical infrastructure and outsourced engineering increased by $0.9 million and $0.7 million, respectively, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, and were driven by the overall growth in the business, domestically and internationally.

We believe that continued investment in our platform is critical to achieving our objectives, and we expect research and development expenses to continue to increase over the next quarter.

Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$16,348	$13,497	$2,851	21%	$32,536	$24,609	$7,927	32%

Sales and marketing expense increased by $2.9 million, or 21%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to an increase in personnel costs of $3.7 million, related to a 23% increase in headcount to support our revenue growth, which was offset by a $0.8 million decrease in other marketing and marketing related costs.

Sales and marketing expense increased by $7.9 million, or 32%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to an increase in personnel costs of $8.3 million, related to a 23% increase in headcount to support our revenue growth. The increase in personnel costs was offset by a decrease of $0.5 million in marketing and marketing related costs during the three months ended June 30, 2016 as compared to June 30, 2015.

We expect sales and marketing expenses to increase over the next quarter as we continue to actively invest in our business, including expanding our domestic and international business.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands except percentages)
General and administrative	$12,379	$8,615	$3,764	44%	$22,655	$16,442	$6,213	38%

General and administrative expense increased by $3.8 million, or 44%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to an increase in personnel costs of $1.8 million, related to a 43% increase in headcount as of June 30, 2016, including the addition of senior executives. General and administrative expense also increased due to an increase in rent and facility related costs of $1.1 million as we opened new offices and expanded some of our existing facilities, and an additional $0.9 million in other general operating costs such as office expenses and other similar costs.

General and administrative expense increased by $6.2 million, or 38%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to an increase in personnel costs of $3.0 million, related to a 43% increase in headcount as of June 30, 2016, including the addition of senior executives. General and administrative expense also increased due to an increase in rent and facility related costs of $2.0 million as we opened new offices and expanded some of our existing facilities, and an additional $1.2 million in other general operating costs such as office expenses and other similar costs.

We expect to continue to invest in our corporate infrastructure and incur further expenses related to being a public company, including accounting and legal costs, investor relations costs, insurance premiums and other compliance costs associated with Section 404 of the Sarbanes-Oxley Act. As a result, we anticipate that general and administrative expenses will increase over the next quarter.

Other Income (Expenses), Net

The change in other income (expense), net for the three and six months ended June 30, 2016 was primarily due to foreign currency exchange gains and losses from the strengthening of the US dollar against most currencies in 2015 and early 2016, as well as realized gains and losses from the settlement of our foreign currency forward contracts and other miscellaneous income from nonrecurring transactions.

Provision for Income Taxes

Our provision for income taxes increased for the three and six months ended June 30, 2016 and June 30, 2015, and primarily relates to state taxes and taxes due in foreign jurisdictions.

Liquidity and Capital Resources

Since our incorporation in March 2007, we have financed our operations and capital expenditures through private sales of convertible preferred stock, revolving lines of credit, term debt, a capital equipment term loan available to finance hardware, capital leases and $106.0 million of net proceeds from our public offerings, after deducting underwriting discounts, commissions and before deducting total expenses in connection with our public offerings of $4.2 million.

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving line of credit and our capital equipment term loan. We expect to renew the revolving line of credit prior to its extended maturity date. No assurances can be made that we will be able to obtain financing on the same or favorable terms. As of June 30, 2016, we had cash and cash equivalents of $83.0 million and borrowing capacity of $34.9 million under our revolving line of credit and $1.5 million under our capital equipment term loan. As of June 30, 2016, we had $5.1 million outstanding under the revolving line of credit and $3.5 million outstanding under the capital equipment term loan. We believe that our existing cash and cash equivalents together with the revolving line of credit and the capital equipment term loan, will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Form 10-Q entitled Part II, Item 1A “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash flows provided by (used in) operating activities	$2,046	$(15,581)
Cash flows used in investing activities	(7,511)	(1,971)
Cash flows provided by financing activities	5,387	52,337
Effects of exchange rate on cash and cash equivalents	(338)	(157)
(Decrease) increase in cash and cash equivalents	$(416)	$34,628

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in the Total Spend by customers using our platform. Cash used in operating activities has typically been due to net loss, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and changes in our operating assets and liabilities, in particular, accounts receivable, accounts payable, and liabilities as we grow our business. In periods of high growth, our working capital needs may become greater as we remit payment for media purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from our customers.  Our average DPO was 86 days and our average DSO was 103 days for 2015. We compute our DSO and DPO based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. While we typically experience slow payment by advertising agencies, as is common in our industry, we have historically experienced minimal accounts receivable write-offs.

Cash provided by operating activities in the six months ended June 30, 2016 was $2.0 million, due to a $2.3 million provided by changes in operating assets and liabilities, and by non-cash expenses totaling $11.9 million which primarily comprised of stock-based compensation expense, offset by net loss of $12.1 million. The net change in working capital was primarily due to an increase of $28.8 million in accounts payable, offset by an increase in accounts receivable of $15.9 million related to the increase in Total Spend, a decrease in accrued liabilities of $11.0 million related to the decrease in the purchases of media due to seasonality.

Cash used in operating activities in the six months ended June 30, 2015 was $15.6 million, due to net loss of $8.5 million, offset by non-cash expenses totaling $8.4 million, and $15.5 million provided by changes in operating assets and liabilities. The net change in working capital was due to an increase in accounts receivable of $32.3 million related to the increase in Total Spend and a net decrease of $16.9 million in accrued liabilities and accounts payable related to an increase in purchase of media and other liabilities to support the growth of the business.

We expect cash provided by and used in operating activities to fluctuate significantly in future periods as a result of a number of factors including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2016 was $7.5 million due to purchases of property, equipment and software, in support of the growth of the business, and a $1.0 million increase in restricted cash related to security deposits on real estate leases.

Cash used in investing activities in the six months ended June 30, 2015 was $2.0 million, due to purchases of property, equipment and software, in support of the growth of the business.

We expect cash used in investing activities to decrease in the second half of 2016.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2016 was $5.4 million, primarily due to $3.8 million in net borrowings and $1.6 million in proceeds from the issuances of common stock from the exercises of options and under the ESPP.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

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

Contractual Obligations and Commitments

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$29,028	$5,972	$14,268	$6,815	$1,973
Revolving line of credit	5,050	5,050	—	—	—
Capital lease obligations	3,827	1,227	2,600	—	—
Notes payable	3,506	1,297	2,209	—	—
Data partner	1,200	1,000	200	—	—
	$42,611	$14,546	$19,277	$6,815	$1,973

Operating lease obligation amounts above do not reflect our future minimum rents receivable under our existing subleases of approximately $0.4 million during the next six months, $0.8 million in 2017 and 2018, and $0.6 million in 2019.

In August 2015, we entered into a commitment to purchase media in the amount of $7.5 million to $15.0 million, depending on the type of media purchased. These purchases can be made at any time from February 15, 2015 through September 30, 2016. As of June 30, 2016, we purchased $2.0 million of media under this arrangement. Future payments under this arrangement are not included in the above table. In the third quarter of 2016, we extended the agreement through September 30, 2017.

Credit Facilities

Our Loan and Security Agreement with Silicon Valley Bank, as amended, (Loan Agreement), provides for a $40.0 million revolving line of credit with a maturity date of April 1, 2017 and a $5.0 million capital equipment term loan. We expect to renew the revolving line of credit prior to its extended maturity date. No assurances can be made that we will be able to obtain financing on the same or favorable terms. The Loan Agreement also includes a financial covenant that requires that we meet certain minimum revenue levels. As of June 30, 2016, the total borrowings outstanding under the revolving line of credit were $5.1 million and the total borrowings outstanding under the capital equipment term loan were $3.5 million. Advances under the line of credit accrue interest at a floating per annum rate equal to the prime rate as published in the Western Edition Wall Street Journal. The capital equipment term loan bears interest at a floating annual rate of prime plus 0.5%, and when utilized, we are required to make equal monthly payments of principal plus accrued interest over a period of 36 months from the date of borrowing. As of June 30, 2016, we were compliant with existing loan covenants.

Critical Accounting Policies, Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks.

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

As of June 30, 2016, we had forward foreign exchange contracts to buy a total notional value of $25.0 million against various foreign currencies.

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $49.1 million as of June 30, 2016. We may not be profitable in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, the rate of growth has declined in recent quarters. We may not be able to slow or reverse this decline in the revenue growth rate and we may not be able to sustain current revenue levels. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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

Our revenue growth will depend, in part, on our ability to acquire new customers, gain a larger amount of our existing customers’ advertising spend, continue to innovate and develop new technologies, features and functionality, extend our global footprint and increase our share of and compete successfully in new, growing digital video and programmatic television advertising markets, and we may fail to do so. A variety of factors outside of our control could affect our revenue growth, including changes in spend budgets of advertisers and the timing and size of their spend. Decisions by advertisers to delay or reduce their advertising spending or divert spending away from video advertising could slow our revenue growth or reduce our revenue. Our success in implementing our strategy of migrating customers from our Platform Services offering to our Platform Direct offering could also slow our revenue growth as we recognize a higher amount of revenue from the same amount of spend associated with our Platform Services offering than with our Platform Direct offering. You should not consider our recent growth rate in revenue as indicative of our future growth.

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

Our contracts and relationships with advertisers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their advertising spend on our platform. Furthermore, advertisers generally use multiple providers in managing advertising spend. Accordingly, we must convince our customers to use our platform, increase their usage and spend a larger share of their advertising budgets with us, and do so on an on-going basis. We may not be successful at educating and training customers, particularly our newer customers, on the benefits of our platform to increase usage and generate higher levels of advertising spend. If these efforts are unsuccessful, or advertisers decide not to continue to maintain or increase their advertising spend through our platform for any other reason, then we may not attract new advertisers or our existing customers may reduce their video advertising spend through or cease using our platform. Therefore, we cannot assure you that advertisers that have generated advertising spend through our platform in the past will continue to generate similar levels of advertising spend in the future or that they will continue to use our platform at all. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that spend similarly on our platform. If our existing customers do not continue to use and increase their use of our platform, or if we are unable to attract sufficient advertising spend on our platform from new customers, our revenue could decline, which would materially and adversely harm our business and results of operations.

The market for software-based digital video advertising for brands is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The substantial majority of our revenue has been derived from customers that purchase digital video advertising through our platform either on a self-serve basis or with us executing campaigns for them. We expect that spend on digital video advertising will continue to be the source of a majority of our revenue for the foreseeable future, and that our revenue growth will largely depend on increasing digital video advertising spend through our platform. The market for digital video advertising is an emerging market and today advertisers generally devote a smaller portion of their advertising budgets to digital video advertising than to traditional advertising methods, such as TV, newspapers, radio and billboards. Our current and potential customers may find digital video advertising to be less effective than other brand advertising methods, and they may reduce their spending on digital video advertising as a result. To date, digital advertising has been primarily for performance-based advertising, or relatively simple display advertising such as banner ads on websites and, until recently, was principally focused on online channels such as desktops. The future growth of our business could be constrained by both the level of acceptance and expansion of digital video advertising as a format and emerging digital video advertising channels, including mobile video, connected TV, social video and TV formats such as video on demand, as well as the continued use and growth of existing channels. Historically, our revenue was derived primarily from advertising served to desktops. However, in recent periods, as these newer channels have become a greater percentage of the total market, they have become a more meaningful percentage of our total revenue. As these new channels become more widely adopted, advertisers may not increase their advertising spend through platforms such as ours. In order to continue to grow our revenue, we will need to generate increases in revenue from these newer channels at a rate that exceeds any decline in the rate of growth of our revenue from advertising served to desktops. If the market for digital video advertising deteriorates, develops more slowly than we expect or the shift from traditional advertising methods to digital video advertising does not continue, or there is a reduction in demand for digital video advertising caused by weakening economic conditions, decreases in corporate spending, perception that digital video advertising is less effective than other media or otherwise, it could reduce demand for our offerings, which could decrease revenue or otherwise adversely affect our business.

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

In addition, many of our competitors, such as Google, AOL (acquired by Verizon), Yahoo! and Adobe, have greater customer relationships and financial, marketing and technical resources than we do, allowing them to leverage a larger customer base, adopt more aggressive pricing policies, and devote greater resources to the development, promotion and sale of their products, services and solutions, including products that may be based on new technologies or standards, than we can. Some of these large competitors also have substantial proprietary video advertising inventory that may provide them with competitive advantages, including far greater access to Internet data, the ability to significantly influence pricing for video advertising inventory and the ability to control access to proprietary inventory. If our competitors’ solutions become more accepted than our solution, our competitive position will be impaired and we may not be able to increase our revenue or may experience decreased gross margins.

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

Substantially all of our Platform Services revenue and a substantial majority of our Platform Direct revenue is sourced through advertising agencies. We contract with advertising agencies as agents for the brands they represent. We remit payment for media inventory purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from them as advertising agencies do not pay us for use of our platform until they have received payment from the brands. This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 103 days, and average days payable outstanding, or DPO, of 86 days for 2015. We compute our DSO and DPO based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted. Many of our contracts with advertising agencies provide that if the brand does not pay the agency, the agency is not liable to us, and we must seek payment solely from the brand. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with brands directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated brand advertiser base. Any write-offs for bad debt could have a material adverse effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

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

The sales cycle for our Platform Direct offering, from initial contact with a potential lead to contract execution and implementation, typically takes significant time and is difficult to predict. Our sales cycle in some cases has been up to nine months or more. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. Some of our customers undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process can be costly and time-consuming. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. Even if our sales efforts result in obtaining a new customer, under our usage-based pricing model, the customer controls when and to what extent it uses our platform and it may not use our platform sufficiently to justify the expenses incurred to acquire the customer and integrate the customer’s data in our platform and related training and support. If we are not successful in targeting, supporting and streamlining our sales processes and if revenue expected to be generated from a prospective customer is not realized in the time period expected or not realized at all, our ability to grow our business, and our operating results and financial condition may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our consolidated operating results and could cause our stock price to decline.

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

The technical infrastructure for our platform is managed through a combination of third-party web hosting services providers, or third-party service providers, and our own servers which are located at third-party data center facilities. We do not control the operation of the third-party service providers or the operation of the third-party data center facilities nor do we have long term agreements with the third-party service providers and data center facilities that we utilize. The third-party service providers and third-party data center facilities have no obligation to continue to provide these services to us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to use a new service provider or transfer to new facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

We also depend on third-party Internet-hosting providers and third-party bandwidth providers for continuous and uninterrupted access to the Internet to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or “denial-of-service” or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar events, we could experience disruption in our ability to offer our platform or we could be required to retain the services of replacement providers, any of which could increase our operating costs and harm our business and reputation.

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

Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information or our financial assets. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent other security breaches, we cannot assure you that such measures will provide absolute security. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose potential sales and existing customers or we could be subject to liability.

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

As of December 31, 2015, we had offices in nine countries outside the U.S., and as we continue to expand our customer base outside the U.S., our business is increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We currently have foreign sales and accounts receivable denominated in multiple currencies including Australian dollars, Brazilian real, British pounds, Canadian dollars, Euros, Japanese Yen and Singapore dollars. In addition, we purchase advertising in local currencies and incur a portion of our operating expenses in the currencies of the countries where we have offices. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in currency exchange rates. We face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue from international operations could be adversely affected. Our operating results could be negatively impacted depending on the amount of cost of revenue or operating expense denominated in foreign currencies. As exchange rates vary and our mix of U.S. and foreign currency denominated transactions or expenses changes, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, on June 23, 2016, a referendum was held in the United Kingdom to determine whether the country should remain a member of the European Union. The voter approval to withdraw from the European Union caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the United Kingdom negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations to be translated into fewer U.S. dollars which may adversely affect our operating results.

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

Some of our activities may also be subject to the laws of foreign jurisdictions, whether or not we are established or based in such jurisdictions. Within the EU, where we currently have an active presence in the United Kingdom, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have implemented legislation requiring entities to obtain the user’s consent before placing cookies for targeted advertising purposes. Additional EU member state laws may follow. We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies to compensate for the lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. In addition, certain information, such as IP addresses as collected and used by us may constitute “personal data” in certain non-U.S. jurisdictions, including in the United Kingdom, and therefore certain of our activities could be subject to EU laws applicable to the processing and use of personal data. Furthermore, EU regulators have agreed on the text of a new General Data Protection Regulation, anticipated to take effect in 2018, which will largely replace many member state laws, potentially imposing additional obligations on us and allowing for substantial monetary penalties for non-compliance. The removal of the United Kingdom from the EU could also result in additional regulations in privacy and data security, as the United Kingdom no longer would be bound by the EU Directives or upcoming General Data Protection Regulation.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, such as keeping pace with technological developments in order to remain competitive in our evolving industry, improve our operating infrastructure or acquire complementary businesses and technologies, or fund our future working capital needs. In addition, we remit payment for media inventory purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from them as the advertising agency does not pay us for use of our platform until it has received payment from the brand. This payment process will continue to consume working capital and the effect on our cash flows may become more pronounced if we continue to grow our business. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth, particularly if we experience unexpected increases in advertising spend through our platform, and to respond to business challenges could be significantly impaired.

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

As of June 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2017 for state purposes and 2027 for federal purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

We have and may continue to provide guidance about our business and future operating results as part of our press releases, conference calls or otherwise. We typically provide forward looking guidance when we announce our financial results from the prior quarter. In developing this guidance, our management must make certain assumptions and judgments about our future performance. We undertake no obligation to update such guidance at any time. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Our financial results may at times fail to meet the guidance we provided. There are a number of reasons why we may fail to meet guidance, including, but not limited to, the factors described in these Risk Factors. Furthermore, if our publicly announced guidance of future operating results or forward looking guidance fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

As of June 30, 2016, holders of an aggregate of approximately 7.8 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include such shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of common stock that we have issued upon the exercise of outstanding stock options and RSUs, and that we may in the future issue, under our equity compensation plans. These can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our executive officers, directors and their respective affiliates beneficially owned, in the aggregate, approximately 36% of our outstanding common stock as of June 30, 2016. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

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

TUBEMOGUL, INC.
By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016
By:	/s/ Ron Will
Ron Will
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 9, 2016

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith
10.1*	Employment Offer Letter between the Company and Ron Will.	8-K	001-36543	10.1	May 9, 2016

10.2	Third Amendment to Amended and Restated Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of June 29, 2016.	8-K	001-36543	10.1	July 1, 2016

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
†

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.