Form 10-Q
period 2016-09-30
TUBEMOGUL INC
filed 2016-11-09
CIK 1449278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. As of November 1, 2016, the registrant had 36,775,785 shares of common stock, $0.001 par value per share, outstanding.

Report Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TUBEMOGUL, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$84,114	$83,439
Accounts receivable, net	182,068	159,899
Prepaid expenses and other current assets	5,879	3,752
Total current assets	272,061	247,090
Property, equipment and software, net	18,447	8,585
Restricted cash	2,230	1,563
Other assets	1,581	1,495
Total assets	$294,319	$258,733
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,375	$47,346
Accrued liabilities	79,312	74,927
Short-term debt	9,679	2,898
Other current liabilities	4,415	853
Total current liabilities	161,781	126,024
Other liabilities	1,237	746
Long-term debt	5,312	1,787
Total liabilities	168,330	128,557
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000 shares authorized and 0 outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 200,000 shares authorized and 36,652 and 35,344 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	37	35
Additional paid-in capital	188,178	167,316
Accumulated deficit	(61,515)	(37,016)
Accumulated other comprehensive loss	(711)	(159)
Total stockholders’ equity	125,989	130,176
Total liabilities and stockholders’ equity	$294,319	$258,733

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Platform Direct	$20,916	$17,895	$64,963	$50,025
Platform Services	35,165	28,590	88,629	72,216
Total revenue	56,081	46,485	153,592	122,241
Cost of revenue	19,244	15,338	47,745	38,947
Gross profit	36,837	31,147	105,847	83,294
Operating expenses:
Research and development	14,647	10,931	40,508	29,203
Sales and marketing	16,883	13,466	49,419	38,075
General and administrative	16,416	9,731	39,071	26,173
Total operating expenses	47,946	34,128	128,998	93,451
Loss from operations	(11,109)	(2,981)	(23,151)	(10,157)
Other income (expense), net:
Foreign exchange loss, net	(953)	(719)	(830)	(1,760)
Other, net	(89)	(6)	168	(57)
Other expense, net	(1,042)	(725)	(662)	(1,817)
Net loss before income taxes	(12,151)	(3,706)	(23,813)	(11,974)
Provision for income taxes	(275)	(48)	(685)	(257)
Net loss	$(12,426)	$(3,754)	$(24,498)	$(12,231)

Basic and diluted net loss per share	$(0.34)	$(0.11)	$(0.68)	$(0.38)
Basic and diluted weighted-average shares used to compute net loss per share	36,408	34,679	35,937	31,919

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(12,426)	$(3,754)	$(24,498)	$(12,231)
Other comprehensive loss:
Foreign currency translation adjustments	(214)	(12)	(552)	(145)
Comprehensive loss	$(12,640)	$(3,766)	$(25,050)	$(12,376)

See accompanying notes to condensed consolidated financial statements.

TUBEMOGUL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(24,498)	$(12,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,333	1,426
Loss on disposal of fixed assets	137	—
Provision for doubtful accounts	401	1,100
Provision for sales allowances	2,559	2,139
Stock-based compensation expense	17,956	8,813
Changes in operating assets and liabilities:
Accounts receivable	(25,129)	(41,397)
Prepaid expenses and other current assets	(2,127)	(2,366)
Other assets	(87)	(64)
Accounts payable	21,913	23,658
Accrued liabilities	4,385	(1,129)
Other current and noncurrent liabilities	4,052	666
Net cash provided by (used in) operating activities	2,895	(19,385)
Cash flows from investing activities:
Increase in restricted cash	(666)	—
Purchases of property, equipment and software	(9,098)	(3,441)
Net cash used in investing activities	(9,764)	(3,441)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts, commission and offering costs	—	58,333
Proceeds from borrowings	13,464	1,000
Repayments of borrowings	(8,276)	(1,111)
Proceeds from issuances of common stock from the exercise of options and ESPP	2,908	2,149
Net cash provided by financing activities	8,096	60,371
Effect of exchange rate changes on cash and cash equivalents	(552)	(145)
Net increase in cash and cash equivalents	675	37,400
Cash and cash equivalents, beginning of period	83,439	46,592
Cash and cash equivalents, end of period	$84,114	$83,992
Supplemental disclosures:
Cash paid for interest	$326	$95
Cash paid for income taxes	333	—
Equipment purchased under capital lease financing	5,118	—
Property and equipment purchased and unpaid at period end	332	1,366

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

Accounts Receivable

Accounts receivable are stated at net realizable value. The Company recognizes allowances for estimated bad debt and sales allowances in the period in which the related sale is recorded. Allowances for bad debts are estimated based on the Company’s historical write-off experience and an assessment of customer-specific circumstances including, aged balances, payment history, changes in payment terms, and other customer-specific information which may provide an indication that account balances are not collectible. Accounts receivable are written off when management estimates no future collection is possible.

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

The following table presents the changes in the allowance for doubtful accounts:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015
Balance, beginning of period	$(2,110)	$(1,369)
Additions to allowance	(401)	(1,287)
Write offs, net of recoveries	208	546
Balance, end of period	$(2,303)	$(2,110)

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

The following table presents the changes in sales allowances:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015
Balance, beginning of period	$(875)	$(460)
Additions to allowance	(2,559)	(3,244)
Issued sales allowances	2,818	2,829
Balance, end of period	$(616)	$(875)

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

The Company had $68,759 and $72,416 of cash equivalents as of September 30, 2016 and December 31, 2015, respectively, which are measured at fair value on a recurring basis. Inputs used in measuring fair value of cash equivalents are categorized as Level 1.

From time to time, the Company enters into foreign currency forward contracts to mitigate its exposure to foreign exchange risk.  The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates and are categorized as Level 2. For the three and nine months ended September 30, 2016, the Company recognized losses of $253 and gains of $219, respectively, from settlement of these contracts. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency losses and gains, respectively, on the underlying exposure being hedged. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 2016, the Company had forward foreign exchange contracts to buy a total notional value of $22.4 million against various foreign currencies. The Company does not apply hedge accounting to its derivative transactions. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the foreign currency foreign exchange contracts. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure.

The fair value of accounts receivable, accounts payable, accrued liabilities and debt approximated their carrying values as of  September 30, 2016 and December 31, 2015 due to their short term nature. The fair values of all of these instruments are categorized as Level 2 in the fair value hierarchy.

There were no assets measured using Level 3 inputs at September 30, 2016.

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
Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)

ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU with the intent of reducing diversity in practice with respect to eight types of cash flows.

	January 1, 2018	The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

2. Property, Equipment and Software

Property, equipment and software consisted of the following:

	September 30,	December 31,
	2016	2015
Computer, software and office equipment	$10,835	$4,509
Capitalized internal use software costs	7,836	3,587
Furniture and fixtures	2,367	1,821
Leasehold improvements	4,339	2,336
	25,377	12,253
Less accumulated depreciation and amortization	(6,930)	(3,668)
Total	$18,447	$8,585

Total depreciation and amortization expense was $1.5 million and $554 for the three months ended September 30, 2016 and 2015, respectively, and $3.3 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

3. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
Accrued media costs	$65,763	$61,040
Sales commissions	2,678	3,776
Payroll and related expenses	5,836	6,314
Other accrued expenses	5,035	3,797
Total	$79,312	$74,927

Accrued media costs consist of amounts owed to the Company’s vendors for impressions delivered through September 30, 2016 and December 31, 2015.

4. Debt Obligations

	September 30,	December 31,
	2016	2015
Short-term debt and current portion of long-term debt
Revolving credit facility	$6,550	$2,050
Current portion of long-term debt
Term loan	1,502	848
Capital lease obligation	1,627	—
Total current portion of long-term debt	3,129	848
Total current	$9,679	$2,898
Long-term debt
Term loan	$3,786	$2,635
Capital lease obligation	4,655	—
Less current portion of long-term debt	(3,129)	(848)
Total noncurrent	$5,312	$1,787

Revolving Line of Credit

In December 2015, the Company entered into a second amendment to its growth capital term loan and a revolving line of credit (Loan Agreement). The second amendment increased the amount of the revolving line of credit to $40.0 million and extended its maturity date to April 1, 2017.

In June 2016, the Company entered into a third amendment to its Loan Agreement. The third amendment extended the advance request period for the existing capital equipment financing facility from March 31, 2016 to September 30, 2016.

In September 2016, the Company entered into a fourth amendment to its Loan Agreement. The fourth amendment (1) amended reporting obligations related to aged accounts receivable and accounts payable, (2) extended the maturity of the date of the revolving line of credit to April 1, 2018, and (3) amended an existing adjusted quick ratio covenant to apply in the event gross profit falls below specified thresholds, as further described below.

Under the Loan Agreement, as amended, the Company may borrow under the revolving line of credit up to the lesser of (a) $40.0 million or (b) a borrowing base equal to 80% of eligible accounts receivable as defined in the agreement.  Advances under the revolving line of credit accrue interest at a floating per annum rate equal to the prime rate as published in the Western Edition Wall Street Journal. The Company is required to pay a minimum amount of interest equal to the amount of interest that would accrue per quarter on a notional outstanding principal balance of $2.1 million.

The Loan Agreement, as amended, includes a minimum gross profit covenant and an adjusted quick ratio covenant. The minimum gross profit covenant requires the Company to maintain gross profit, measured on a consolidated basis, for each trailing six-month period, of at least 80% of gross profit projected in the business plan approved by the Company’s Board of Directors, tested as of the last day of each month. This minimum gross profit covenant requirement only applies if, at the end of a given month, the Company’s adjusted quick ratio is less than 1.30 to 1.00. The Loan Agreement, as amended, also includes an adjusted quick ratio covenant which requires the Company to maintain an adjusted quick ratio of at least 1.10 to 1.00, tested as of the last day of each month. This adjusted quick ratio covenant only applies, if at the end of the month, the Company’s gross profit is less than 85% of the gross profit projected in the business plan approved by the Company’s Board of Directors, measured on a trailing six-month basis.

If the combined amount of the Company’s cash on deposit with the lender, plus the availability under the revolving line of credit is less than $10.0 million, then the Company is required to deliver additional reporting to the lender.

As of September 30, 2016, the Company had $6.6 million outstanding and had $33.4 million available under the revolving line of credit.

Term Loans

In connection with the December 2015 second amendment to its Loan Agreement, the Company added a $5.0 million capital equipment term loan. Outstanding amounts under the facility bear interest at a floating annual rate of prime plus 0.5%. The Company is required to repay each capital equipment financing facility loan in 36 equal monthly payments of principal plus accrued interest commencing on the first day of the month immediately following the funding of each capital equipment facility loan. As of September 30, 2016, the Company had $3.8 million outstanding under the capital equipment term loan and zero available for draw as the advance request period has expired. The weighted-average interest rate at September 30, 2016, was approximately 4.0%.

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

Under the capital lease agreements, the Company is required to make monthly lease payments over a period of 36 months from the acceptance date of each server. As of September 30, 2016, the Company recognized $5.1 million in additional property, equipment and software, and recorded an offsetting capital lease obligation. At the end of the lease term, the Company has the option to purchase the servers at their fair value.

Future Payments

Future principal payments of debt instruments and capital lease obligations as of September 30, 2016 were as follows:

	Debt Principal Payments	Capital lease obligation payments
2016 (remaining three months)	$371	$397
2017	1,515	1,654
2018	8,128	1,766
2019	322	838
Thereafter	—	—
Total payments	$10,336	$4,655

5. Commitments and Contingencies

Operating Lease Commitments

The Company’s commitments for minimum rentals under its operating leases and income from its sublease agreements as of September 30, 2016 are as follows:

	Operating leases	Sublease income
2016 (remaining three months)	$1,602	$202
2017	5,568	829
2018	4,881	771
2019	4,666	590
2020	4,016	—
Thereafter	6,815	—
Total minimum lease payments	$27,548	$2,392

Rent expense was $1.5 million and $692 for the three months ended September 30, 2016 and 2015, respectively and $4.1 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Purchase Commitments

In August 2015, the Company entered into a commitment to purchase media from a single supplier in the amount of $7.5 million to $15.0 million, depending on the type of media purchased. These purchases can be made at any time from February 15, 2015 through September 30, 2016. As of September 30, 2016, the Company had purchased $2.3 million of media under this arrangement. In September 2016, the Company extended the agreement through September 30, 2017.

In March 2016, the Company entered into a $1.2 million purchase commitment with a TV data partner, which will be paid in monthly installments over a 12-month period beginning July 2016.

Irrevocable Standby Letters of Credit

As of September 30, 2016, the Company had three irrevocable standby letters of credit outstanding totaling approximately $2.2 million that are classified as restricted cash on the condensed consolidated balance sheets. The Company entered into these letters of credit for the benefit of its landlord. These irrevocable letters of credit automatically renew on their anniversary so long as the related operating lease is still effective. These letters of credit may be canceled prior to the expiration date upon the written request of the beneficiary.

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

The Company initially authorized and reserved a total of 2,500,000 shares of common stock under the 2014 Plan for the grant of permitted awards. This reserve automatically increases on January 1st of each year, and will continue to increase on each subsequent anniversary through 2024. As of September 30, 2016, the Company had 188,915 shares available for the grant of permitted awards. The 2014 Plan provides for an annual increase by an amount equal to the smaller of (a) five percent (5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31st; or (b) an amount determined by the Company’s Board of Directors. This reserve may also be increased by up to an additional 4,975,000 shares, to include (a) any shares remaining available for grant under the 2007 Plan at the time of its termination; and (b) shares that would otherwise be returned to the 2007 Plan, upon the expiration or termination of awards granted under that plan.

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

On September 12, 2016, the Company entered into Stock Option Termination Agreements with three members of its executive leadership including Brett Wilson, CEO, to surrender and return to the Company stock options to purchase a total of 803,683 shares of the Company’s common stock. Pursuant to the terms of the agreements, all agreed that the surrender and cancellation of the options was without any understanding or expectation with respect to future grant of any option or other form of equity or non-equity compensation by the Company.

As a result, the Company recognized accelerated compensation cost of $4.0 million in the three month period ended September 30, 2016; substantially all of which was included in general and administrative costs with the remainder included in research and development costs in the Condensed consolidated statement of operations for the three and nine month periods ended September 30, 2016.

For purposes of the tables below, the 2007 Plan and the 2014 Plan are collectively referred to as the “Plan.” The following table summarizes the Plan’s stock option activity:

	Outstanding number of shares	Weighted-average exercise price per share	Weighted-average grant date fair value	Total intrinsic value of exercises	Weighted-average remaining contractual life	Aggregate intrinsic value
Balance at December 31, 2015	4,266	$6.55			7.14	$34,748
Options granted	—
Options exercised	(469)	1.26		$5,514
Options canceled	(864)	16.46
Balance at September 30, 2016	2,933	$4.46			5.71	$18,486
Options exercisable and vested at September 30, 2016	2,276	$3.20			5.21	$16,021
Options vested and expected to vest at September 30, 2016	2,902	$4.39			5.69	$18,407

At September 30, 2016, there was approximately $3.5 million of total unrecognized compensation cost related to unvested options granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 1.44 years at September 30, 2016.

The fair value of options granted to employees is estimated on the date of grant and to non-employees at each measurement period using the Black-Scholes-Merton option valuation model. This stock-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variances include the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, expected risk-free interest rate, expected dividends. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are based on the Company’s historical experience.

There were no stock options granted in the three and nine months ended September 30, 2016. The following assumptions were used to calculate the fair value of options for the nine months ended September 30, 2015:

Nine Months Ended
September 30,
2015
Risk-free interest rate	1.18% to 1.63%
Dividend yield	— %
Volatility	70%
Expected term	4.5 to 6.5 years

The following table summarizes the Plan’s RSU activity:

		Weighted-
	Outstanding	Average
	number of	Grant Date
	shares	Fair Value
Balance at December 31, 2015	2,067	$13.51
RSUs granted	3,770	10.33
RSUs released	(593)	12.97
RSUs canceled	(314)	12.98
Balance at September 30, 2016	4,930	$11.16

The fair value of RSUs granted to employees is estimated on the date of grant and to non-employees at each measurement period using the fair value of the underlying common stock.

At September 30, 2016, there was approximately $45.5 million of total unrecognized compensation cost related to unvested RSUs granted under the compensation plan. The remaining unrecognized compensation cost is expected to be recognized over the weighted-average remaining vesting period of approximately 3.31 years at September 30, 2016.

The following table summarizes the effects of stock-based compensation in the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$2,037	$1,043	$4,774	$2,513
Sales and marketing	1,700	1,058	4,343	2,572
General and administrative	5,627	1,333	8,839	3,728
Total stock-based compensation	$9,364	$3,434	$17,956	$8,813

Employee Stock Purchase Plan

In February 2014, the Company’s Board of Directors adopted and the stockholders approved the Company’s 2014 Employee Stock Purchase Plan (ESPP), which became effective in July 2014. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may, in its discretion, modify the terms of offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. As of September 30, 2016, the Company had 874,123 shares available for sale under the ESPP. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year, equal to the least of (a) two percent of the number of shares of Stock issued and outstanding on the immediately preceding fiscal year, or (b) an amount determined by the Board of Directors. Shares purchased under the ESPP were 140,137 and 262,841 for the three and nine month periods ended September 30, 2016, respectively.

7. Net Loss per Share

The Company’s basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, RSUs and shares to be issued under the ESPP are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive as the Company had net losses for the three and nine months ended September 30, 2016 and September 30, 2015.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2016	2015
Employee stock options	2,933	4,498
RSUs	4,930	1,976
ESPP	180	122
Total	8,043	6,596

8. Income Taxes

The Company is subject to income tax in the U.S. as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $275 and $48 for the three months ended September 30, 2016 and September 30, 2015, respectively, and $685 and $257 for the nine months ended September 30, 2016 and September 30, 2015, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the nine months ended September 30, 2016, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during that period may not be realized by the end of the 2016 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2016. The primary difference between the effective tax rate and the federal statutory tax rate relates to not benefitting the U.S. losses, foreign tax rate differences, meals and entertainment, stock-based compensation and state and local minimum and capital taxes. As of September 30, 2016, the Company had no material uncertain tax positions.

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

Third Quarter 2016 Highlights

For the third quarter of 2016, we recorded revenue of $56.1 million, an increase of 21% as compared to the third quarter of 2015, and gross profit of $36.8 million, an increase of 18% as compared to the third quarter of 2015. Gross margin was 65.7%, compared with 67.0% in the third quarter of 2015.

Total Spend for the third quarter of 2016 was $138.3 million, an increase of 34% as compared to the third quarter of 2015.

The growth in total revenue is due to an increase in both Platform Services and Platform Direct businesses as compared to the third quarter of 2015, and is largely driven by the growth in our programmatic TV (PTV) product offering particularly as part of our Platform Services revenue. The lower gross margin percentage for our Platform Services business in the third quarter of 2016 was partially offset by slight increases in Platform Direct gross margins.

Operating loss was $11.1 million, compared to an operating loss of $3.0 million in the third quarter of 2015. Basic and diluted net loss per share was $0.34, compared to $0.11 in the third quarter of 2015. A portion of the change in operating loss is due to the recognition of $4.0 million of non-cash stock-based compensation cost related to the cancellation of stock options for certain executives.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands, except for percentages)
Key Metrics
Platform Direct revenue	$20,916	$17,895	$64,963	$50,025
Platform Services revenue	35,165	28,590	88,629	72,216
Total revenue	$56,081	$46,485	$153,592	$122,241
Gross profit	$36,837	$31,147	$105,847	$83,294
Gross margin	65.7%	67.0%	68.9%	68.1%
Adjusted EBITDA	$(254)	$1,007	$(1,612)	$82

Platform Direct Spend	$103,147	$74,836	$301,770	$207,505
Platform Services Spend	35,165	28,590	88,629	72,216
Total Spend	$138,312	$103,426	$390,399	$279,721

Total Spend and Platform Direct Spend

For purposes of calculating Total Spend and Platform Direct Spend, we define spend as the aggregate gross dollar volume that our customers spend through our platform, which includes cost of media purchases and our fees. Platform Direct Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the spend through our Platform Direct offering. Platform Services Spend equals our Platform Services revenue. Total Spend does not represent revenue earned by us and is a non-GAAP financial measure defined by us as the sum of Platform Direct Spend and Platform Services Spend. We believe Platform Direct Spend and Total Spend are meaningful measures of our operating performance because our ability to generate increases in Platform Direct Spend and Total Spend are strongly correlated to our ability to generate increases in Platform Direct revenue and revenue, respectively. Platform Direct Spend and Total Spend are used by our management and Board of Directors to understand our business and make operating decisions. We review Total Spend and Platform Direct Spend for internal management purposes and to assess the total scale of our platform and to a lesser extent, market share as it allows us to compare our results to advertising expenditures of our clients as well as the potentially competitive companies that report all or substantially all spending transacted on their platform as GAAP revenue.  A limitation of each of Platform Direct Spend and Total Spend is that each is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Because of these limitations, you should consider Platform Direct Spend and Total Spend along with the corresponding GAAP-based measures. The following is a reconciliation of these measures to Platform Direct revenue and revenue, the most directly comparable financial measures calculated in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Platform Direct Revenue	$20,916	$17,895	$64,963	$50,025
Plus: Non-GAAP Platform Direct Media Cost	82,231	56,941	236,807	157,480
Platform Direct Spend	103,147	74,836	301,770	207,505
Platform Services Spend	35,165	28,590	88,629	72,216
Total Spend	$138,312	$103,426	$390,399	$279,721

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(12,426)	$(3,754)	$(24,498)	$(12,231)
Interest expense, net	89	6	82	57
Provision for income taxes	275	48	685	257
Depreciation and amortization expense	1,491	554	3,333	1,426
Stock-based compensation expense	9,364	3,434	17,956	8,813
Foreign exchange loss, net	953	719	830	1,760
Adjusted EBITDA	$(254)	$1,007	$(1,612)	$82

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(12,426)	$(3,754)	$(24,498)	$(12,231)
Interest expense, net	89	6	82	57
Provision for income taxes	275	48	685	257
Depreciation and amortization expense, excluding amortization of internal use software development costs	1,229	396	2,554	1,051
Stock-based compensation expense	9,364	3,434	17,956	8,813
Foreign exchange loss, net	953	719	830	1,760
Adjusted EBITDA	$(516)	$849	$(2,391)	$(293)

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

•

although stock-based compensation is a non-cash charge, the potentially dilutive impact of stock-based compensation is not reflected in Adjusted EBITDA.  Stock-based compensation is, and will remain, an element of our long-term incentive compensation, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

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

Factors Affecting Our Performance

We believe that the continued growth and future success of our business depend on various opportunities, challenges and other factors, including the following:

Retention of and Growth in Spend by Existing Customers

Our future growth is dependent upon our ability to retain our existing customers, gain a larger amount of their advertising spend through both our Platform Direct and Platform Services offerings, and obtain new customers.

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

 Investment in Growth

We plan to continue to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we invest in research and development to maintain and enhance our platform, in sales and marketing primarily to acquire new customers and in general and administrative expenses to support our growth. We believe that these investments will contribute to our long-term growth, although they will adversely affect our results of operations in the near term. In addition, the timing of these investments can result in fluctuations in our annual and quarterly operating results.

Market Growth

We expect to benefit from the continued growth in the digital video and television advertising markets but any material change in the growth rate of these markets could affect our performance. The growth of such markets may be adversely impacted by a variety of factors including any delays in the shift of video advertising spend from traditional TV to digital channels. In addition, advertising spend is closely tied to the performance of the economy and a downturn in economic conditions could adversely affect the overall advertising market and our operating results.

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

Cost of Revenue

Cost of revenue consists primarily of media costs. Media costs consist of advertising impressions we purchase from third-party sources of advertising inventory in connection with our Platform Services offering. We typically pay for these impressions on a CPM basis. Cost of revenue also includes technical infrastructure costs which include the cost of internal and third-party servers and related services, internet access costs and amortization of internal use software development costs on revenue-producing technologies. After giving effect to the allocation of these costs between our Platform Direct revenue (in respect of which it is the largest component of cost of revenue) and Platform Services revenue based upon the amount of media purchases through each service, our gross margin for Platform Direct revenue and Platform Services revenue was 96.6% and 47.3%, respectively, for the three months ended September 30, 2016.

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

Other Expense, Net

Other expense, net includes miscellaneous income (expense) from nonrecurring transactions and interest income (expense), net which is related to the interest earned on our money market cash balances, and interest due on our term loan, revolving line of credit and capital lease obligation.

Foreign exchange loss, net consists of gains and losses on foreign currency translation as well as realized losses or gains, respectively, from the settlement of our foreign currency forward contracts. We have foreign currency exposure related to our accounts receivable and accounts payable that are denominated in currencies other than the U.S. dollar which we hedge, principally the British pound, Canadian dollar, Euro and Australian dollar. To the extent that our revenue from international operations increases and the scope of our international operations grows, our operating results will become more susceptible to changes in foreign currency rates.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
	(in thousands, except percentages)
Revenue:
Platform Direct	$20,916	37%	$17,895	38%	$64,963	42%	$50,025	41%
Platform Services	35,165	63%	28,590	62%	88,629	58%	72,216	59%
Total revenue	56,081	100%	46,485	100%	153,592	100%	122,241	100%
Cost of revenue	19,244	34%	15,338	33%	47,745	31%	38,947	32%
Gross profit	36,837	66%	31,147	67%	105,847	69%	83,294	68%
Operating expenses:
Research and development (1)	14,647	26%	10,931	24%	40,508	26%	29,203	24%
Sales and marketing (1)	16,883	30%	13,466	29%	49,419	32%	38,075	31%
General and administrative (1)	16,416	29%	9,731	21%	39,071	25%	26,173	21%
Total operating expenses	47,946	85%	34,128	73%	128,998	84%	93,451	76%
Loss from operations	(11,109)	(20)%	(2,981)	(6)%	(23,151)	(15)%	(10,157)	(8)%
Other income (expense), net:
Foreign exchange loss, net	(953)	(2)%	(719)	(2)%	(830)	(1)%	(1,760)	(1)%
Other, net	(89)	(0)%	(6)	(0)%	168	0%	(57)	(0)%
Other expense, net	(1,042)	(2)%	(725)	(2)%	(662)	(0)%	(1,817)	(1)%
Net loss before income taxes	(12,151)	(22)%	(3,706)	(8)%	(23,813)	(16)%	(11,974)	(10)%
Provision for income taxes	(275)	(0)%	(48)	(0)%	(685)	(0)%	(257)	(0)%
Net loss	$(12,426)	(22)%	$(3,754)	(8)%	$(24,498)	(16)%	$(12,231)	(10)%

(1)	Stock-based compensation expense included above was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$2,037	$1,043	$4,774	$2,513
Sales and marketing	1,700	1,058	4,343	2,572
General and administrative	5,627	1,333	8,839	3,728
Total stock-based compensation	$9,364	$3,434	$17,956	$8,813

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Platform Direct	$20,916	$17,895	$3,021	17%	$64,963	$50,025	$14,938	30%
Platform Services	35,165	28,590	6,575	23%	88,629	72,216	16,413	23%
Total revenue	$56,081	$46,485	$9,596	21%	$153,592	$122,241	$31,351	26%

Revenue increased by $9.6 million, or 21%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Platform Direct revenue increased by $3.0 million, or 17%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Platform Direct revenue from customers who spent with us during the three months ended September 30, 2016 that did not spend with us during the three months ended September 30, 2015 contributed $4.3 million of the growth. This growth was partially offset by a $1.3 million decrease in Platform Direct revenue from customers who were customers during the three months ended September 30, 2015. Platform Services revenue increased by $6.6 million, or 23%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Platform Services revenue from customers who spent with us during the three months ended September 30, 2016 that did not spend with us during the three months ended September 30, 2015 contributed $11.1 million of the growth. This growth was partially offset by a $4.5 million decrease in Platform Services revenue from customers who spent with us during the three months ended September 30, 2015. Platform Services revenue grew in the third quarter of 2016 primarily due to an increase in PTV as compared to prior quarters.

Revenue increased by $31.4 million, or 26%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Platform Direct revenue increased by $14.9 million, or 30%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Platform Direct revenue from customers who spent with us during the nine months ended September 30, 2016 that did not spend with us during the nine months ended September 30, 2015 contributed $10.2 million of the growth. Platform Direct revenue from customers who were customers during the nine months ended September 30, 2015 contributed to $4.7 million of the growth. Platform Services revenue increased by $16.4 million, or 23%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in Platform Services revenue was primarily due to the revenue from customers who spent with us during the nine months ended September 30, 2016 that did not spend with us during the nine months ended September 30, 2015.

We expect revenue to be impacted by seasonality (in particular, sequential declines in the first and third quarter and the concentration of advertising spending in the fourth quarter) and changes in contribution of Platform Direct and Platform Services Spend to Total Spend.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$19,244	$15,338	$3,906	25%	$47,745	$38,947	$8,798	23%
Gross profit	36,837	31,147	5,690	18%	105,847	83,294	22,553	27%
Gross margin	65.7%	67.0%			68.9%	68.1%

Cost of revenue increased by $3.9 million, or 25%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due primarily to a $3.8 increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs and amortization of internally developed software costs increased by $0.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. After giving effect to the allocation of these costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased to $20.2 million and $16.6 million for the three months ended September 30, 2016 from $17.1 million and $14.0 million for the three months ended September 30, 2015, respectively. Gross margin decreased to 65.7% for the three months ended September 30, 2016 compared to 67.0% for the three months ended September 30, 2015. Gross margin decreased primarily due to a lower gross margin percentage from Platform Services in the three months ended September 30, 2016 as compared to the same period in the prior year.

Cost of revenue increased by $8.8 million, or 23%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due primarily to an $8.2 million increase in media costs associated with the growth in Platform Services revenue. Technical infrastructure costs and amortization of internally developed software costs increased by $0.6 million, or 33%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in technical infrastructure cost was due to increased costs of third-party data center operations, hosting and ad server management and bandwidth costs associated with the growth in Platform Direct and Platform Services revenue in the nine months ended September 30, 2016. After giving effect to the allocation of these technical infrastructure costs between Platform Direct revenue and Platform Services revenue, gross profit from Platform Direct and Platform Services revenue increased to $62.9 million and $43.0 million for the nine months ended September 30, 2016 from $48.1 million and $35.2 million for the nine months ended September 30, 2015, respectively. Gross margin increased to 68.9% for the nine months ended September 30, 2016 compared to 68.1% for the nine months ended September 30, 2015, primarily due to an increase in Platform Services gross margin.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Research and development	$14,647	$10,931	$3,716	34%	$40,508	$29,203	$11,305	39%

Research and development expense increased by $3.7 million, or 34%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to an increase in personnel costs of $2.6 million, related to a 38% increase in headcount, as of September 30, 2016, which reflected our continued investment in hiring technical personnel to maintain our platform and support our research and development effort, as well as a $0.2 million increase in stock-based compensation expense related to the cancellation of stock options for certain executives. Additionally, costs related to technical infrastructure increased by $0.8 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, and was driven by growth in the business.

Research and development expense increased by $11.3 million, or 39%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in personnel costs of $8.8 million, related to a 38% increase in headcount, as of September 30, 2016 which reflected our continued investment in hiring technical personnel, including several engineering leads, to maintain our platform and support our research and development effort, as well as a $0.2 million increase in stock-based compensation expense related to the cancellation of stock options for certain executives. Additionally, costs related to technical infrastructure and outsourced engineering increased by $2.4 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, and was driven by growth in the business, domestically and internationally.

We believe that continued investment in our platform is critical to achieving our objectives, and we expect research and development expenses to continue to increase in the fourth quarter.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$16,883	$13,466	$3,417	25%	$49,419	$38,075	$11,344	30%

Sales and marketing expense increased by $3.4 million, or 25%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to an increase in personnel costs of $2.7 million, related to an 11% increase in headcount to support our revenue growth and a $0.7 million increase in other marketing and marketing related costs driven by our TubeMogul University event in September 2016.

Sales and marketing expense increased by $11.3 million, or 30%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in personnel costs of $11.1 million, related to an 11% increase in headcount to support our revenue growth, and an increase of $0.2 million in marketing and marketing related costs during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

We expect sales and marketing expenses to increase in the fourth quarter as we continue to actively invest in our business, including expanding our domestic and international business.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands except percentages)
General and administrative	$16,416	$9,731	$6,685	69%	$39,071	$26,173	$12,898	49%

General and administrative expense increased by $6.7 million, or 69%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to an increase in personnel costs of $4.8 million, related to a $3.8 million increase in stock-based compensation expense related to the cancellation of stock options for certain executives, as well as a 20% increase in headcount as of September 30, 2016. General and administrative expense also increased due to an increase in rent and facility related costs of $1.1 million associated with office relocations and upgrades and existing office expansions, and an additional $0.9 million in other general operating costs such as office expenses, professional fees, depreciation and other similar costs.

General and administrative expense increased by $12.9 million, or 49%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in personnel costs of $7.8 million, related to a $3.8 million increase in stock-based compensation expense related to the cancellation of stock options for certain executives, as well as a 20% increase in headcount as of September 30, 2016. General and administrative expense also increased due to an increase in rent and facility related costs of $3.1 million as we opened new offices and expanded some of our existing facilities, and an additional $2.0 million in other general operating costs such as office expenses, professional fees, depreciation and other similar costs.

In 2016, we continued to invest in our corporate infrastructure and incurred expenses related to being a public company, however, we anticipate that general and administrative expenses will decrease in the fourth quarter.

Other Expense, Net

The change in other expense, net for the three and nine months ended September 30, 2016 was primarily due to foreign currency exchange gains and losses from the strengthening of the US dollar against most currencies in 2015 and early 2016, as well as realized gains and losses from the settlement of our foreign currency forward contracts and other miscellaneous income from nonrecurring transactions.

Provision for Income Taxes

The increase in our provision for income taxes for the three and nine months ended September 30, 2016 and September 30, 2015 primarily relates to state taxes and taxes due in foreign jurisdictions.

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

Our principal sources of cash are our existing cash and cash equivalents balances and funds that may be drawn under our revolving line of credit and our capital equipment term loan. As of September 30, 2016, we had cash and cash equivalents of $84.1 million and borrowing capacity of $33.4 million under our revolving line of credit and zero available for draw under our capital equipment term loan as the advance request period has expired. As of September 30, 2016, we had $6.6 million outstanding under the revolving line of credit and $3.8 million outstanding under the capital equipment term loan. We believe that our existing cash and cash equivalents together with the revolving line of credit and the capital equipment term loan, will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions, including our ability to collect and the timing of our receivables collections, may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Form 10-Q entitled Part II, Item 1A “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash flows provided by (used in) operating activities	$2,895	$(19,385)
Cash flows used in investing activities	(9,764)	(3,441)
Cash flows provided by financing activities	8,096	60,371
Effects of exchange rate on cash and cash equivalents	(552)	(145)
Increase in cash and cash equivalents	$675	$37,400

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

Cash provided by operating activities in the nine months ended September 30, 2016 was $2.9 million, due to a $3.0 million increase in operating assets and liabilities and an increase in non-cash expenses totaling $24.4 million which primarily comprised of stock-based compensation expense, offset by net loss of $24.5 million. The net change in working capital was primarily due to an increase of $21.9 million in accounts payable, an increase of $4.4 million in accrued liabilities related to the increase in the purchase of media due to seasonality, a $4.0 million increase in other current and noncurrent liabilities as a result of the increase in cost of revenue, offset by an increase in accounts receivable of $25.1 million related to the increase in Total Spend, and a $2.1 million increase in prepaid expenses and other current assets.

Cash used in operating activities in the nine months ended September 30, 2015 was $19.4 million, due to net loss of $12.2 million, offset by non-cash expenses totaling $13.5 million, and $20.6 million effect provided by changes in operating assets and liabilities. The net change in working capital was due to an increase in accounts receivable of $41.4 million related to the increase in Total Spend and a net increase of $22.5 million in accrued liabilities and accounts payable related to an increase in purchase of media and other liabilities to support the growth of the business.

We expect cash provided by and used in operating activities to fluctuate significantly in future periods as a result of a number of factors including the timing of our billings and collections, our operating results, and the timing and amount of our media purchases and other liability payments.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2016 was $9.8 million, due to purchases of property, equipment and software, in support of the growth of the business, and a $0.7 million increase in restricted cash related to security deposits on real estate leases.

Cash used in investing activities in the nine months ended September 30, 2015 was $3.4 million, due to purchases of property, equipment and software, in support of the growth of the business.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2016 was $8.1 million, primarily due to $5.2 million in net borrowings and $2.9 million in proceeds from the issuances of common stock from the exercises of options and under the ESPP.

Cash provided by financing activities in the nine months ended September 30, 2015 was $60.4 million, primarily due to net proceeds from the follow-on public offering of $58.3 million, net of underwriting discounts, commission and offering costs paid for during the period, the issuance of common stock under the ESPP and option exercises of $2.1 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

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

Contractual Obligations and Commitments

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$27,548	$5,909	$9,675	$6,744	$5,220
Revolving line of credit	6,550	—	6,550	—	—
Capital lease obligations	4,655	1,627	3,028	—	—
Notes payable	3,786	1,502	2,284	—	—
TV data partner	1,200	1,000	200	—	—
	$43,739	$10,038	$21,737	$6,744	$5,220

Operating lease obligation amounts above do not reflect our future minimum rents receivable under our existing subleases of approximately $0.2 million during the next three months, $0.8 million in 2017 and 2018, and $0.6 million in 2019.

In August 2015, we entered into a commitment to purchase media in the amount of $7.5 million to $15.0 million, depending on the type of media purchased. These purchases can be made at any time from February 15, 2015 through September 30, 2016. As of September 30, 2016, we purchased $2.3 million of media under this arrangement. Future payments under this arrangement are not included in the above table as payments are based on campaign activity, which are unpredictable in nature. The agreement was extended and now provides us until September 30, 2017 to purchase the remaining media.

Credit Facilities

Our Loan and Security Agreement with Silicon Valley Bank, as amended, (Loan Agreement), provides for a $40.0 million revolving line of credit with a maturity date of April 1, 2018 and a $5.0 million capital equipment term loan. The Loan Agreement also includes a financial covenant that requires that we meet certain minimum revenue and gross profit levels. As of September 30, 2016, the total borrowings outstanding under the revolving line of credit were $6.6 million and the total borrowings outstanding under the capital equipment term loan were $3.8 million. Advances under the line of credit accrue interest at a floating per annum rate equal to the prime rate as published in the Western Edition Wall Street Journal. The capital equipment term loan bears interest at a floating annual rate of prime plus 0.5%, and when utilized, we are required to make equal monthly payments of principal plus accrued interest over a period of 36 months from the date of borrowing. As of September 30, 2016, we were compliant with existing loan covenants.

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

As of September 30, 2016, we had forward foreign exchange contracts to buy a total notional value of $22.4 million against various foreign currencies.

Item 4.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred losses in each fiscal year since our incorporation in 2007 and had an accumulated deficit of $61.5 million as of September 30, 2016. We may not be profitable in the future as we anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Even if we are successful in increasing our customer base, we may not become profitable in the future or may be unable to maintain any profitability achieved if we fail to increase our revenue and manage our operating expenses or if we incur unanticipated liabilities. Although our revenue has increased substantially in recent periods, the rate of growth has declined in recent quarters. We may not be able to slow or reverse this decline in the revenue growth rate and we may not be able to sustain current revenue levels. Revenue growth may slow or revenue may decline for a number of reasons, including slowing demand for our offering, increasing competition, lengthening sales cycles, decelerating growth of, or declines in, our overall market, or our failure to capitalize on growth opportunities or to introduce new offerings. We could also incur increased losses as we continue to focus on growing our Platform Direct offering because the sales cycle with those customers tends to be protracted, resulting in the majority of costs associated with sales of our Platform Direct offering being generally incurred up front, while customers are billed over time through our usage-based pricing model. Any failure by us to achieve and maintain profitability could cause the price of our common stock to decline significantly.

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
•

companies marketing search, social, display, mobile, TV, or web analytics services could bundle digital video advertising solutions and/or programmatic TV or offer such products at a lower price as part of a larger product sale.

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

Substantially all of our Platform Services revenue and a portion of our Platform Direct revenue is sourced through advertising agencies. We often contract with advertising agencies as agents for the brands they represent, which may generally involve agencies handling the billing for the brands they represent. We remit payment for media inventory purchased through our platform by our Platform Direct and Platform Services customers in advance of receiving payment from them as advertising agencies do not pay us for use of our platform until they have received payment from the brands. This payment process will increasingly consume working capital if we continue to grow our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 103 days, and average days payable outstanding, or DPO, of 86 days for 2015. We compute our DSO and DPO based on our average trade receivables or trade payables, respectively, for the trailing twelve month period divided by, for DSO, daily Total Spend and for DPO, daily cost of revenue and operating expenses, excluding noncash and payroll related expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the twelve month period. Daily Total Spend is the spend for the trailing twelve month period divided by 365 days. Daily cost of revenue and operating expenses are the cost of revenue and operating expenses, excluding noncash and payroll related expenses, for the trailing twelve month period divided by 365 days. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence, our results of operations and financial condition would be adversely impacted. Many of our contracts with advertising agencies provide that if the brand does not pay the agency, the agency is not liable to us, and we must seek payment solely from the brand. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with brands directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated brand advertiser base. Any write-offs for bad debt could have a material adverse effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

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

We increased our number of full-time employees from 232 as of December 31, 2013 to 577 as of December 31, 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources as these personnel are integrated into and become productive within our organization. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow to offset our investment in research and development and sales and marketing. Maintaining and growing a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. In this regard, we will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. As such, we may be unable to manage our expenses effectively in the future, which would negatively impact our gross margin or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that does not preserve the key aspects of our corporate culture, the quality of our platform may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract key talent and customers.

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

The technical infrastructure for our platform is managed through a combination of third-party web hosting services providers, or third-party service providers, and our own servers which are located at third-party data center facilities. We do not control the operation of the third-party service providers or the operation of the third-party data center facilities nor do we have long-term agreements with the third-party service providers and data center facilities that we utilize. The third-party service providers and third-party data center facilities have no obligation to continue to provide these services to us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to use a new service provider or transfer to new facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

The amount of infrastructure needed to support our customers is based on our estimates of anticipated usage. We will need to expand our infrastructure to meet anticipated increases in usage, for which we expect to incur additional costs. In addition, if we were to experience unforeseen increases in usage, we could be required to increase our infrastructure investments further and during a time other than we expect. As use of our platform grows, we will need to devote additional resources to improving our application architecture and our infrastructure in order to maintain the performance of our platform. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased or expected increases in demand. If we incur these costs, our gross margin would be adversely impacted.

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

The software applications underlying our platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability, misallocation of advertising spend or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our platform could negatively impact our business and our customers’ businesses or the success of their advertising campaigns and cause customer dissatisfaction and harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our platform, customers may reduce their usage or delay or withhold payment to us, which could result in an increase in our provision for doubtful accounts or lengthen our collection cycles for accounts receivable. Such performance problems could also result in customers making warranty or other claims against us, our giving credits to our customers toward future advertising spend or costly litigation. As a result, material defects or errors in our platform could have a material adverse impact on our business and financial performance.

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

Our business depends in part on our ability to continue to successfully manage and enter into successful strategic relationships with third parties. We currently have and are seeking to establish new relationships with third parties to develop integrations with complementary technologies, sources of inventory, such as Google, and data vendors such as Nielsen. For example, in order for customers to target ads in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data regarding Internet user behavior and reports with demographic information regarding Internet users. We depend on various third parties to provide this audience data and demographic reporting. Maintaining and expanding our strategic relationships with third parties is critical to our continued success. Further, our relationships with these third parties are typically non-exclusive and do not prohibit the other party from working with our competitors, and in some cases our business partners also offer products or services that compete with ours, which makes these relationships more complicated and may, over time, lead to changes in our relationship including our loss of access to certain inventory or data supplied by these partners. These relationships may not result in additional customers or enable us to generate significant revenue and a change in these relationships could result in a loss of revenue. Identifying suitable business partners and negotiating, documenting, and maintaining relationships with them require significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to successfully execute campaigns, compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.

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

Furthermore, as the number of competing intermediaries that purchase advertising inventory from real time bidding (RTB) exchanges and that utilize advertising solutions providers continues to increase, intermediaries or their bidding processes may favor other bidders and we may not be able to compete successfully for advertising inventory available on RTB exchanges. Even if our bids are successful, the inventory may be of low quality or misrepresented to us, despite our attempts to prevent fraud and conduct quality assurance checks on inventory and we could be subject to liability and our business could be harmed.

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

Pursuant to our Loan Agreement with Silicon Valley Bank, as amended to date, we are subject to certain financial ratio and liquidity covenants, as well as restrictions that limit our ability, among other things, to:

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

Our ability to renew our existing revolving line of credit, which matures in April 2018, or to enter into a new credit facility to replace or supplement the existing facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility.

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

As of September 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2017 for state purposes and 2027 for federal purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

•	press releases or other public announcements by us or others, including our filings with the SEC;
•	changes in the market perception of digital video and programmatic TV advertising solutions generally or in the effectiveness of our platform in particular;
•	announcements of technological innovations, new applications, features, functionality or enhancements to products, services or solutions by us or by our competitors;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	announcements regarding litigation involving us;
•	recruitment or departure of key personnel;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	our entry into new markets;
•	regulatory developments in the U.S. or foreign countries;
•	the economy as a whole, market conditions in our industry, and the industries of our customers;
•	the size of our market float; and
•	any other factors discussed in this Form 10-Q.

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

As of September 30, 2016, holders of an aggregate of approximately 7.1 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include such shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of common stock that we have issued upon the exercise of outstanding stock options and RSUs, and that we may in the future issue, under our equity compensation plans. These can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our executive officers, directors and their respective affiliates beneficially owned, in the aggregate, approximately 33% of our outstanding common stock as of September 30, 2016. These stockholders will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of our public stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of shares of our common stock.

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

None

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

TUBEMOGUL, INC.
By:	/s/ Brett Wilson
Brett Wilson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016
By:	/s/ Ron Will
Ron Will
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 9, 2016

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit(s)	Filing Date	Filed Herewith

10.1	Fourth Amendment to Amended and Restated Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of September 12, 2016.	8-K	001-36543	10.1	September 14, 2016

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
†

This certification is deemed furnished not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.